Form 10-Q
period 1993-12-30
THIOKOL CORP /DE/
filed 1994-02-08
CIK 68366

FORM 10-Q


                                     UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 1993
                               ------------------------------------------

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                               --------------------    -------------------

Commission file number                        1-6179
                       ---------------------------------------------------

                                  THIOKOL CORPORATION
           ----------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

             Delaware                               36-2678716
  --------------------------------        --------------------------------
  (State or other jurisdiction of                (I.R.S. Employer
   incorporation or organization)               Identification No.)


                    2475 Washington Blvd., Ogden, Utah  84401-2398
           ----------------------------------------------------------------
                       (Address of principal executive offices)
                                      (Zip Code)

Registrant's telephone number, including area code..........(801) 629-2052
                                                            --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   -------   -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                          Outstanding at January 31, 1994
- -------------------------------            -------------------------------
 Common Stock, $1.00 par value                   19,645,319 shares


                                             THIOKOL CORPORATION
                                        QUARTERLY REPORT ON FORM 10-Q



                                                    INDEX

                                                                                                      Page
PART I.  FINANCIAL INFORMATION                                                                       ------
- ------------------------------

Item 1.    Financial Statements

           Consolidated Statements of Income - Three months ended
                 and Six months ended December 31, 1993 and 1992                                       3

           Consolidated Balance Sheets -
                 December 31, 1993 and June 30, 1993                                                   4

           Consolidated Statements of Cash Flows - Six
                 months ended December 31, 1993 and 1992                                               5

           Notes to Consolidated Financial Statements                                                  6


Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                                                       7-10


PART II. OTHER INFORMATION
- --------------------------

Item 1.    Legal Proceedings                                                                          10

Item 6.    Exhibits and Reports on Form 8-K                                                           10


SIGNATURES                                                                                            11



                                     PART I - FINANCIAL INFORMATION


Item 1.    FINANCIAL STATEMENTS (UNAUDITED)


                                          THIOKOL CORPORATION
                             CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                     Three Months Ended          Six Months Ended
                                                         December 31                December 31
                                                    ---------------------      ---------------------
                                                      1993         1992          1993         1992
                                                    --------     --------      --------     --------


Net sales                                           $240,695     $307,462      $498,359     $596,476
Interest and other income                              7,121        2,017        11,742        3,477
                                                    --------     --------      --------     --------
                                                     247,816      309,479       510,101      599,953
Deductions from income:
  Cost of sales                                      198,824      257,953       412,146      499,276
  General and administrative expense                  17,473       17,874        33,902       34,907
  Research and development expense                     3,926        3,937         7,673        8,239
  Interest expense                                     3,611        6,428         7,273       12,763
                                                    --------     --------      --------     --------
                                                     223,834      286,192       460,994      555,185
                                                    --------     --------      --------     --------

Income before income taxes and cumulative
  effect of accounting changes                        23,982       23,287        49,107       44,768

Income taxes                                           9,185        8,688        20,281       16,698
                                                    --------     --------      --------     --------

Income before cumulative effect
  of accounting changes                               14,797       14,599        28,826       28,070

Cumulative effect of accounting changes                                         (63,838)
                                                    --------     --------      --------     --------

    Net income (loss)                               $ 14,797     $ 14,599      $(35,012)    $ 28,070
                                                    --------     --------      --------     --------
                                                    --------     --------      --------     --------


Net income (loss) per share:
  Income before cumulative effect
    of accounting changes                           $    .73     $    .72      $   1.41     $   1.39
  Cumulative effect of accounting changes                                         (3.12)
                                                    --------     --------      --------     --------

    Net income (loss)                               $    .73     $    .72      $  (1.71)    $   1.39
                                                    --------     --------      --------     --------
                                                    --------     --------      --------     --------

Dividends per share                                 $    .17     $    .10      $    .34     $    .20
                                                    --------     --------      --------     --------
                                                    --------     --------      --------     --------

Average number of common and common
  equivalent shares outstanding                       20,230       20,229        20,419       20,189
                                                    --------     --------      --------     --------
                                                    --------     --------      --------     --------



See notes to consolidated financial statements


                                             THIOKOL CORPORATION
                                         CONSOLIDATED BALANCE SHEETS
                                               (IN THOUSANDS)

                                                                            December 31        June 30
                                                                                1993             1993
                                                                            ----------       ----------
ASSETS                                                                      (Unaudited)
- ------
Current assets
    Cash and cash equivalents                                                 $ 36,441         $ 31,365
    Receivables                                                                195,313          225,818
    Inventories                                                                115,163          118,371
    Deferred income tax assets                                                  21,364           21,364
    Prepaid expenses                                                             6,963            2,935
                                                                            ----------       ----------
       Total current assets                                                    375,244          399,853

Property, plant and equipment, at cost
    Less allowances for depreciation                                           318,933          329,262

Other assets
    Costs in excess of net assets of businesses
       acquired, less amortization                                              54,979           55,921
    Patents and other intangible assets                                         20,706           21,938
    Other noncurrent assets                                                     33,775           33,981
                                                                            ----------       ----------
                                                                              $803,637         $840,955
                                                                            ----------       ----------
                                                                            ----------       ----------

LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Short-term debt                                                           $ 25,618         $ 26,989
    Accounts payable                                                            26,717           33,233
    Accrued compensation                                                        34,765           48,042
    Other accrued expenses                                                      18,265           28,598
    Income taxes                                                                 5,240           12,830
    Current portion of long-term debt                                           34,624           34,679
                                                                            ----------       ----------
       Total current liabilities                                               145,229          184,371

Long-term debt                                                                  87,836           87,917
Accrued retiree benefits                                                        80,926
Deferred income taxes                                                           26,487           62,689
Accrued interest and other non-current liabilities                              78,801           62,810

Stockholders' equity
    Common stock (par value $1.00 per share)
       Authorized - 200,000 shares
       Issued - 20,455 shares including shares in Treasury                      20,538           20,538
    Additional paid-in capital                                                  45,778           48,718
    Retained earnings                                                          339,249          381,082
                                                                            ----------       ----------
                                                                               405,565          450,338

    Less cost of common stock in Treasury
        875 shares, December 31, 1993 and
        342 shares, June 30, 1993                                              (21,207)          (7,170)
                                                                            ----------       ----------
           Total stockholders' equity                                          384,358          443,168
                                                                            ----------       ----------
                                                                              $803,637         $840,955
                                                                            ----------       ----------
                                                                            ----------       ----------

See notes to consolidated financial statements

                                             THIOKOL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (IN THOUSANDS)

                                                                                      Six Months Ended
                                                                                         December 31
                                                                                  ------------------------
                                                                                    1993            1992
                                                                                  --------        --------

Operating Activities
- --------------------
Net (loss) income                                                                 $(35,012)       $ 28,070
Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
        Depreciation and amortization                                               19,397          22,369
        Changes in operating assets and liabilities:
           Decrease (increase) in receivables                                       30,437          (5,788)
           (Increase) decrease in inventories and prepaid expenses                    (991)         29,221
           Decrease in accounts payable and accrued expenses                       (29,982)        (16,683)
           Decrease in income taxes                                                 (6,438)         (6,571)
           Cumulative effect of accounting changes                                  63,838
           Other                                                                    (4,350)          6,074
                                                                                  --------        --------
              Net cash provided by operating activities                             36,899          56,692


Investing Activities
- --------------------
Acquisitions, net of acquired cash                                                                  (6,020)
Purchases of property, plant and equipment (net)                                    (6,612)        (11,094)
                                                                                  --------        --------
              Net cash used for investing activities                                (6,612)        (17,114)


Financing Activities
- --------------------
Net change in short-term debt                                                       (1,295)          4,588
Long-term borrowings                                                                                    31
Repayment of long-term debt                                                           (118)           (320)
Dividends paid                                                                      (6,821)         (3,987)
Purchase of common stock for treasury                                              (24,332)         (1,026)
Stock option transactions                                                            7,355           2,079
                                                                                  --------        --------
              Net cash (used for) provided by financing activities                 (25,211)          1,365
                                                                                  --------        --------

Increase in cash and cash equivalents                                                5,076          40,943
Cash and cash equivalents at beginning of year                                      31,365         135,838
                                                                                  --------        --------
Cash and cash equivalents at end of period                                         $36,441        $176,781
                                                                                  --------        --------
                                                                                  --------        --------




See notes to consolidated financial statements

                                  THIOKOL CORPORATION
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (IN THOUSANDS)


Basis of Presentation
- ---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1993, reflects the Company's audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1993, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1994. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

Inventories
- -----------

Inventories are stated at the lower of cost or market. Propulsion systems segment inventories represent estimated recoverable costs related to long-term fixed price contracts and include costs incurred for production, allocable indirect, and research and development costs, less related progress payments received. Propulsion systems segment inventories of $52,392 at December 31, 1993, and $58,043 at June 30, 1993, are after reduction for progress payments received of $16,090 and $22,344, respectively. Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method and amounted to $62,771 at December 31, 1993, and $60,328 at June 30, 1993.

Accounting Changes
- ------------------

Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112 "Employers' Accounting for Postemployment Benefits." SFAS 106 requires the Company to accrue the expected cost of postretirement benefits, primarily health care, during the period of employee eligible service rather than as the amounts are paid. The Company elected to record the transition obligation as a one-time charge to earnings. In addition to the one-time charge, the adoption of SFAS No. 106 will increase fiscal year 1994 retiree medical expense by approximately $3 million. SFAS 112 requires the Company to accrue the expected cost of postemployment benefits provided to former employees or their beneficiaries rather than the current method of charging these costs against earnings as the amounts are paid. SFAS 112 was adopted earlier than required by the provisions of the Statement. A significant portion of the charges are expected to be recovered under government contracts as amounts are funded or allocated to contracts.

At July 1, 1993, the accumulated postretirement obligation under SFAS No. 106 was $81,901. The effect on earnings and shareholders' equity was $51,663 ($2.53 per share) after a deferred income tax benefit of $30,238. The liability recognized at July 1, 1993, due to the adoption of SFAS No. 112 was $19,300. The effect on earnings and shareholders' equity was $12,175 ($.59 per share) after a deferred income tax benefit of $7,125.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Results of Operations
          ---------------------

          Net income for the second quarter ended December 31, 1993, increased 1 percent to $14.8 million or $.73 per share compared to $14.6 million or $.72 per share last year. Net sales for the quarter of $240.7 million decreased 22 percent compared to $307.5 million for the same period last year.

          Net income for the quarter was favorably affected by receipt of $6.7 million of interest from income tax refunds, higher fastening systems income and lower interest expense. Propulsion systems' results for the prior year's quarter included $3.1 million of nonrecurring recoveries in U.S. Government revenues of tax related costs expensed in prior periods. While propulsion segment sales decreased during the quarter, operating profit margins as a percentage of sales excluding nonrecurring tax related items were unchanged from the prior year quarter.

          Net income for the six months ended December 31, 1993, before recognition of a one-time, non-cash cumulative effect of accounting changes, was $28.8 million or $1.41 per share; a 3 percent increase compared to $28.1 million or $1.39 per share for the prior year. Sales of $498.4 million for the six month period decreased 16 percent from $596.5 million last year.

          The cumulative effect of accounting changes resulted from the July 1, 1993, adoption of Statement of Financial Accounting Standards
          (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other than Pensions" and SFAS No. 112 "Employers' Accounting for Postemployment Benefits."

          The net loss for the six months ended December 31, 1993, including the one-time after tax charge for the accounting changes, was $35.0 million or $1.71 per share. The one-time after tax charge of $63.8 million or $3.12 per share reflects the after tax liability recognized at July 1, 1993, due to the adoption of SFAS No. 106 and 112 of $51.6 and $12.2 million, respectively.

          Space sales for the quarter of $114.9 million decreased 16 percent or $21.4 million compared to 1993 and related operating income decreased 40 percent to $8.1 million from prior year's $13.5 million. A decrease in sales related to the Space Shuttle solid rocket motors (RSRM) was primarily caused by ongoing cost containment efforts which should lead to higher operating margins in the future. Final cancellation of the Advanced Solid Rocket Motor (ASRM) program during the quarter has reduced sales and margins in the Company's ASRM nozzle development program. The decline in income during the quarter also resulted from the recognition in the current period of Castor 120TM motor development costs and the absence of nonrecurring recovery of tax related costs reported last year.

          Strategic sales decreased 35 percent to $39.0 million while operating income of $5.7 million decreased 53 percent from $12.1 million in 1993. The sales decrease was caused primarily by the completion of Peacekeeper motor deliveries during the first quarter. The decrease in sales and income also resulted from having recognized significant incentive fees on the Trident program in the prior year.

          Tactical sales of $22.8 million decreased 21 percent while operating income of $4.0 million increased $3.2 million over the prior year. The sales decrease resulted principally from fewer Standard Missile and Maverick deliveries. The majority of the income increase is due to a favorable settlement of a six-year old Standard Missile contract dispute.

          Ordnance sales decreased 44 percent to $24.6 million compared to $43.7 million last year and operating income of $.5 million decreased $1.2 million from the prior year. The decrease in sales and income resulted from lower operating levels at the government-owned, company-operated ammunition plants and fewer flare deliveries.

          Huck's fastening systems segment sales of $39.4 million increased 2 percent for the quarter while operating income of $3.4 million increased $1.9 million or 126 percent from last year. Higher domestic industrial sales combined with lower costs and improved efficiency contributed to the increase in income.

          General and administrative expenses for the quarter decreased $.4 million or 2 percent compared to the prior year. The $2.8 million decrease in interest expense resulted primarily from the reduction in long-term debt at June 30, 1993.

          During the first six months sales and profit derived from production of and services for the RSRM accounted for approximately 42 percent of total Company sales and 45 percent of operating income. The current contract with NASA extends the Company's production of the RSRM through fiscal year 2000.
          NASA's proposed reduced production rate and emphasis on cost containment should produce a slight decrease in RSRM sales this year. However, the opportunity under contract incentives to reduce costs over the life of the program provides for higher margin opportunities in the future. The Company believes there are long-term growth opportunities in the expendable launch vehicle area and is developing new solid rocket motors, including the Castor 120TM motor, for this market.

          The ASRM program, which was being developed by a competitor to replace Thiokol's current RSRM, was canceled by the U.S. Government during the quarter. The Company's contract for the ASRM nozzle development had generated less than $1 million in sales this year and $11 million in sales in 1993. The cancellation of the ASRM will have a minor impact on sales and income over the next few years.

          Due to reductions in U.S. Government defense spending, the Company expects its defense sales and income to decline materially this year and in fiscal year 1995. The Peacekeeper program was completed during the first quarter. Trident sales should remain stable this year. Sales from the Company-operated U.S. Army ordnance plants will decline significantly in the next two years. Both of the Company-operated plants are on the Army's closure list. Production at the Longhorn plant, under the current operating contract, is scheduled to be discontinued this year.
          The Company has entered into a contract with the U.S. Army to maintain the facility and under the agreement has the right to utilize it for commercial production purposes. The Louisiana plant is targeted for closure in fiscal year 1995.

          In response to the declining Department of Defense environment, the Company has taken steps to downsize operations to match current and projected operating conditions by reductions in employment, consolidation of facilities, and spending reductions.

          Current year propulsion systems income is lower due to the absence of certain nonrecurring tax recoveries which benefitted 1993 income.

          Fastening systems income should continue to benefit this year from strong domestic industrial sales and lower costs.

          Liquidity and Capital Resources
          -------------------------------

          Cash flow provided by operations was $36.9 million compared to $56.7 million in 1993. The difference resulted principally from a small increase in inventories and prepaid expenses this year compared to a $29.2 million decrease in inventories and prepaid expenses in 1993 and a larger decrease in accounts payable and accrued expenses this year. Cash flow was increased this year by a $30.4 million decrease in receivables compared to a small increase in receivables last year.

          A decrease in cash used for investing activities was caused by a $4.5 million decrease in purchases of property, plant and equipment compared to last year and a $6.0 million acquisition in 1993.

          A $23.3 million increase in purchases of common stock for treasury over 1993, a slight net decrease in short-term debt compared to a net increase in 1993, and a 71 percent increase in the quarterly cash dividend over last year resulted in the $26.6 million decrease in cash flow this year from financing activities compared to 1993.

          During the quarter 500,200 shares of common stock were repurchased under the Company's share repurchase program announced in April 1993. Approximately one million shares remain to be repurchased under the existing 2.5 million share authorization. The current share repurchase program is targeted for completion by June 30, 1994.

          Thiokol's current ratio at December 31, 1993, of 2.6 represented an increase from 2.2 at June 30, 1993. Working capital at December 31, 1993, of $230.0 million increased $14.5 million since June 30, 1993.

          The Company has current outstanding authorizations for capital expenditures of $19.7 million.

          As a result of the ASRM cancellation, the Company has agreed to transfer its RSRM nozzle manufacturing operation in Utah to a new facility at NASA's Yellow Creek Mississippi complex. The uncompleted Yellow Creek facility was being constructed to manufacture the ASRM. The use of the new Yellow Creek nozzle facility will allow the Company to enhance its nozzle manufacturing process and strengthen its position in the solid propulsion industry. An estimated $70-80 million capital investment will be required over the next few years to complete the nozzle facility.

          Future estimated cash flow from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program for the current fiscal year.

          During the first quarter the Company negotiated a new $100 million revolving credit facility with a group of banks which expires in September 1996. As of December 31, 1993, no funds had been drawn on this credit facility.


                              PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

          During the quarter the Company reached a settlement with the State of Utah of a previously disclosed directive relating to water discharges at the Company's Northern Utah facilities. The settlement, among other things, specified a monetary payment of $.5 million and completion of a waste water collection system and treatment facility estimated to cost approximately $7.4 million. The capital costs will be recovered through the pricing of the Company's products and services to the United States Government.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

          Two 8-K reports were filed during the quarter. The items reported on both 8-K reports filed on October 4, 1993, and October 7, 1993, respectively, were related to item 5 - Other Events; no financial statements were filed therewith.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          THIOKOL CORPORATION
                                                 -------------------------------------
                                                              (Registrant)



Date:    8 February 1994                         /s/ James R. Wilson
     -----------------------                     -------------------------------------
                                                 James R. Wilson, President,
                                                 Chief Executive Officer, and
                                                 Chief Financial Officer


Date:    8 February 1994                         /s/ Royce W. Searle
     -----------------------                     -------------------------------------
                                                 Royce W. Searle, Vice President
                                                 and Controller


