Form 10-Q
period 1994-03-31
THIOKOL CORP /DE/
filed 1994-05-03
CIK 68366

                                FORM 10-Q


                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION

                         Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               March 31, 1994
                              -------------------------------------------

                                   OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               ---------------------     -----------------

Commission file number                     1-6179
                      ----------------------------------------------------

                           THIOKOL CORPORATION
     ---------------------------------------------------------------
         (Exact name of registrant as specified in its charter)

         Delaware                                    36-2678716
- - - - - ------------------------------             ------------------------------
(State or other jurisdiction of                   (I.R.S. Employer
 incorporation or organization)                    Identification No.)


         2475 Washington Blvd., Ogden, Utah  84401-2398
     ---------------------------------------------------------------
                (Address of principal executive offices)
                               (Zip Code)

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

Yes   X    No
   -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


            Class                        Outstanding at April 30, 1994
- - - - - ---------------------------------       ---------------------------------
  Common Stock, $1.00 par value                18,917,719 shares

                                    THIOKOL CORPORATION
                               QUARTERLY REPORT ON FORM 10-Q



                                           INDEX

                                                                                   Page
PART I.  FINANCIAL INFORMATION                                                    ------
- - - - - ------------------------------

Item 1.  Financial Statements

         Consolidated Statements of Operations - Three months ended
              and Nine months ended March 31, 1994 and 1993                         3

         Consolidated Balance Sheets -
              March 31, 1994 and June 30, 1993                                      4

         Consolidated Statements of Cash Flows - Nine
              months ended March 31, 1994 and 1993                                  5

         Notes to Consolidated Financial Statements                                 6


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                      7-10


PART II. OTHER INFORMATION
- - - - - --------------------------
Item 1.  Legal Proceeding                                                          10

Item 5.  Other Information                                                         10

Item 6.  Exhibits and Reports on Form 8-K                                          10


SIGNATURES                                                                         11


                              PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (UNAUDITED)



                                    THIOKOL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                           (IN THOUSANDS EXCEPT PER SHARE DATA)


                                             Three Months Ended      Nine Months Ended
                                                  March 31                March 31
                                             -------------------    -------------------
                                               1994       1993        1994       1993
                                             --------   --------    --------   --------

Net sales                                    $266,093   $277,936    $764,452   $874,412
Interest and other income                         491      2,065      12,233      5,542
                                             --------   --------    --------   --------
                                              266,584    280,001     776,685    879,954
Deductions from income:
  Cost of sales                               220,538    228,755     632,684    728,031
  General and administrative expense           16,830     16,196      50,732     51,103
  Research and development expense              3,978      4,063      11,651     12,302
  Interest expense                              3,563      6,384      10,836     19,147
                                             --------   --------    --------   --------
                                              244,909    255,398     705,903    810,583

Income before income taxes and cumulative
  effect of accounting changes                 21,675     24,603      70,782     69,371

Income taxes                                    6,309      9,178      26,590     25,876
                                             --------   --------    --------   --------

Income before cumulative effect
  of accounting changes                        15,366     15,425      44,192     43,495

Cumulative effect of accounting changes                              (63,838)
                                             --------   --------    --------   --------

    Net income (loss)                        $ 15,366   $ 15,425    $(19,646)  $ 43,495
                                             ========   ========    ========   ========


Net income (loss) per share:
  Income before cumulative effect
    of accounting changes                    $    .77   $    .76    $   2.18   $   2.15
  Cumulative effect of accounting changes                              (3.15)
                                             --------   --------    --------   --------

    Net income (loss)                        $    .77   $    .76    $   (.97)  $   2.15
                                             ========   ========    ========   ========

Dividends per share                          $    .17   $    .10    $    .51   $    .30
                                             ========   ========    ========   ========

Average number of common and common
  equivalent shares outstanding                19,856     20,422      20,231     20,267
                                             ========   ========    ========   ========


See notes to consolidated financial statements


                                    THIOKOL CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                                      (IN THOUSANDS)

                                                                 March 31       June 30
                                                                   1994          1993
                                                                ---------      ---------
ASSETS                                                         (Unaudited)
- - - - - ------
Current assets
   Cash and cash equivalents                                     $ 63,736      $ 31,365
   Receivables                                                    177,055       225,818
   Inventories                                                    118,556       118,371
   Deferred income tax assets                                      20,613        21,364
   Prepaid expenses                                                 6,803         2,935
                                                                 --------      --------
      Total current assets                                        386,763       399,853

Property, plant and equipment, at cost
   Less allowances for depreciation                               321,417       329,262

Other assets
   Costs in excess of net assets of businesses
      acquired, less amortization                                  54,508        55,921
   Patents and other intangible assets                             20,184        21,938
   Other noncurrent assets                                         38,983        33,981
                                                                 --------      --------
                                                                 $821,855      $840,955
                                                                 ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
- - - - - ------------------------------------
Current liabilities
   Short-term debt                                               $ 21,832      $ 26,989
   Accounts payable                                                28,909        33,233
   Accrued compensation                                            41,639        48,042
   Other accrued expenses                                          25,603        28,598
   Income taxes                                                    11,710        12,830
   Current portion of long-term debt                               34,628        34,679
                                                                 --------      --------
      Total current liabilities                                   164,321       184,371

Long-term debt                                                     87,842        87,917
Accrued retiree benefits                                           80,911
Deferred income taxes                                              26,149        62,689
Accrued interest and other non-current liabilities                 79,168        62,810

Stockholders' equity
   Common stock (par value $1.00 per share)
      Authorized - 200,000 shares
      Issued - 20,455 shares including shares in Treasury          20,538        20,538
   Additional paid-in capital                                      46,264        48,718
   Retained earnings                                              351,313       381,082
                                                                 --------      --------
                                                                  418,115       450,338

   Less cost of common stock in Treasury
       1,349 shares, March 31, 1994 and
       342 shares, June 30, 1993                                  (34,651)       (7,170)
                                                                 --------      --------
          Total stockholders' equity                              383,464       443,168
                                                                 --------      --------
                                                                 $821,855      $840,955
                                                                 ========      ========


See notes to consolidated financial statements

                                    THIOKOL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                      (IN THOUSANDS)




                                                                       Nine Months Ended
                                                                           March 31
                                                                    ----------------------
                                                                      1994         1993
                                                                    ---------    --------
Operating Activities
- - - - - --------------------
Net (loss) income from operations                                   $(19,646)    $ 43,495
Adjustments to reconcile net (loss) income to net cash
  provided by operating activities:
   Depreciation and amortization                                      30,494       33,950
   Changes in operating assets and liabilities:
     Decrease in receivables                                          48,669        4,631
     (Increase) decrease in inventories and prepaid expenses            (164)      23,647
     Decrease in accounts payable and accrued expenses               (16,512)     (23,004)
     Increase (decrease) in income taxes                                 486       (8,543)
     Cumulative effect of accounting changes                          63,838
     Other                                                            (7,033)       5,002
                                                                    --------     --------
       Net cash provided by operating activities                     100,132       79,178


Investing Activities
- - - - - --------------------
 Acquisitions, net of acquired cash                                  (12,065)      (6,020)
 Purchases of property, plant and equipment (net)                    (10,277)     (15,792)
                                                                    --------     --------
       Net cash used for investing activities                        (22,342)     (21,812)


Financing Activities
- - - - - --------------------
 Net change in short-term debt                                        (5,252)      10,297
 Long-term borrowings                                                     42           31
 Repayment of long-term debt                                            (151)        (465)
 Dividends paid                                                      (10,123)      (6,026)
 Purchase of common stock for treasury                               (39,799)      (1,026)
 Stock option transactions                                             9,864        3,464
                                                                    --------     --------
       Net cash (used for) provided by financing activities          (45,419)       6,275
                                                                    --------     --------

Increase in cash and cash equivalents                                 32,371       63,641
Cash and cash equivalents at beginning of year                        31,365      135,838
                                                                    --------     --------
Cash and cash equivalents at end of period                          $ 63,736     $199,479
                                                                    ========     ========



See notes to consolidated financial statements

                           THIOKOL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (IN THOUSANDS)


Basis of Presentation
- - - - - ---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1993, reflects the Company's audited consolidated financial statements at that date. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1994, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1994. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1993.

Inventories
- - - - - -----------

Inventories are stated at the lower of cost or market. Propulsion systems segment inventories represent estimated recoverable costs related to long-term fixed price contracts and include costs incurred for production, allocable indirect, and research and development costs, less related progress payments received. Propulsion systems segment inventories of $50,576 at March 31, 1994, and $58,043 at June 30, 1993, are after reduction for progress payments received of $15,358 and $22,344, respectively. Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method and amounted to $67,980 at March 31, 1994, and $60,328 at June 30, 1993.

Accounting Changes
- - - - - ------------------

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

At July 1, 1993, the accumulated postretirement obligation under SFAS No. 106 was $81,901. The effect on earnings and shareholders' equity was $51,663 ($2.55 per share) after a deferred income tax benefit of $30,238. The liability recognized at July 1, 1993, due to the adoption of SFAS No. 112 was $19,300. The effect on earnings and shareholders' equity was $12,175 ($.60 per share) after a deferred income tax benefit of $7,125.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - - - - ---------------------

Net income for the third quarter ended March 31, 1994, was unchanged from the prior year quarter. Net income for the quarter was $15.4 million or $.77 per share compared to $15.4 million or $.76 per share last year. Net sales for the quarter of $266.1 million decreased 4 percent compared to $277.9 million last year.

Net income for the quarter was favorably affected by Space Shuttle solid rocket motor (RSRM) enhancement fees, higher fastening systems income, lower interest expense and recognition of income tax refunds. The completion of Peacekeeper motor deliveries during the first quarter significantly decreased sales and income in the third quarter. Propulsion systems' results for the prior year's quarter included $3.2 million of nonrecurring recoveries in U.S. Government revenues of tax related costs expensed in prior periods.

For the nine months ended March 31, 1994, net income before recognition of a one-time, non-cash cumulative effect of accounting changes, was $44.2 million or $2.18 per share; a 2 percent increase compared to $43.5 million or $2.15 per share for the prior year. Sales of $764.4 million for the nine month period decreased 13 percent from $874.4 million last year.

The cumulative effect of accounting changes resulted from the July 1, 1993, adoption of Statement of Financial Accounting Standards (SFAS) No. 106 "Employers' Accounting for Postretirement Benefits Other than
Pensions" and SFAS No. 112 "Employers' Accounting for Postemployment
Benefits."

For the nine months ended March 31, 1994, the net loss including the one-time after tax charge for the accounting changes, was $19.6 million or $.97 per share. The one-time after tax charge of $63.8 million or $3.15 per share reflects the after tax liability recognized at July 1, 1993, due to the adoption of SFAS No. 106 and 112 of $51.6 and $12.2 million, respectively.

For the quarter Space sales of $129.7 million increased 14 percent or $16.2 million compared to 1993 and related operating income increased 10 percent to $16.6 million from prior year's $15.1 million. Higher RSRM revenues and income and increased STAR motor production contributed to these results. The increased income was primarily the result of the recognition of fee related to RSRM enhancement work which is nearing completion. RSRM revenues were also positively affected by higher material purchases. Prior year income was favorably affected by nonrecurring recoveries in U.S. Government revenues of tax related costs expensed in prior periods.

Strategic sales decreased 44 percent to $36.6 million while operating income of $3.9 million decreased $6.8 million or 63 percent from $10.7 million in 1993. The sales and income decrease was caused primarily by the completion of Peacekeeper motor deliveries during the first quarter. Trident sales and income declined due to cost underruns and reduced motor delivery requirements.

Tactical sales increased 17 percent to $23.5 million from $20 million last year. The tactical product line operated at a break even level for the quarter which was unchanged from last year. Higher Standard Missile and HARM sales more than offset lower Maverick sales. The decline in military spending has created a highly competitive pricing environment as the number of tactical programs has declined. During this quarter low profit margins on some programs were offset by losses on other programs.

Ordnance sales decreased 25 percent to $29.5 million compared to $39.4 million last year and operating income of $.4 million decreased $3.3 million from the prior year. The decrease in sales and income resulted from lower operating levels at the government-owned, company-operated ammunition plants combined with lower operating margins.

Current year-to-date propulsion systems income is lower due to the absence of certain nonrecurring tax recoveries which benefitted 1993 income by $9.4 million.

Huck's fastening systems segment sales of $46.8 million increased
17 percent for the quarter while operating income of $4.6 million increased $1.5 million or 48 percent over last year's $3.1 million, excluding a $1.9 million charge in 1993 for severance and restructuring costs. Higher domestic industrial sales combined with lower operating costs and improved efficiency contributed to the increase in income. Aerospace fastener sales are still reflective of the weak commercial aircraft market.

General and administrative expense for the quarter of $16.8 million increased $.6 million or 4 percent compared to the prior year. The $2.8 million decrease in interest expense resulted primarily from the reduction in long-term debt at June 30, 1993.

The decrease in the effective income tax rate for the quarter was the result of favorable settlements of income tax issues.

The Company has a number of open year tax returns under review by the Internal Revenue Service. Based upon preliminary understandings, substantial tax refunds and interest payments may be received by the Company. Such interest and a portion of the taxes refunded will be recognized as income as audits are finalized. Tax refunds which relate to timing issues will be utilized to pay the corresponding deferred tax liabilities as amounts come due.

During the first nine months sales and profit derived from production of and services for the RSRM accounted for approximately 43 percent of total Company sales and 51 percent of operating income. The current contract with NASA extends the Company's production of the RSRM through fiscal year
2000.   NASA's continued emphasis on cost containment should produce a slight decrease in RSRM sales this year. However, the opportunity under contract incentives to reduce costs over the life of the program provides for higher margin opportunities in the future. U.S. Government funding of Space programs may impact the Space Shuttle launch schedule as currently proposed. A reduction in the launch schedule would reduce related revenue and profits to the Company. The Company believes there are long-term growth opportunities in the expendable launch vehicle area and is developing new solid rocket motors, including the Castor 120TM motor, for this market.

The ASRM program, which was being developed by a competitor to replace Thiokol's current RSRM, was canceled by the U.S. Government during the second quarter. The Company's contract for the ASRM nozzle development has generated less than $1 million in sales this year and $11 million in sales in 1993. The cancellation of the ASRM will have a minor impact on sales and income over the next few years.

Due to reductions in U.S. Government defense spending, the Company expects its defense sales and income to decline materially this year and in fiscal year 1995. The Peacekeeper program was completed during the first quarter. Trident sales will likely decrease as missile production is reduced in future years. Sales from the Company-operated U.S. Army ordnance plants will decline significantly in the next two years. Both of the Company-operated plants are on the Army's closure list. Production at the Longhorn plant, under the current operating contract, is scheduled to be discontinued this year. The Louisiana plant is targeted for closure at September 30, 1994.

In response to the declining Department of Defense environment, the Company has taken steps to downsize operations to match current and projected operating conditions by reductions in employment, consolidation of facilities, and spending reductions.

Fastening systems income should continue to benefit the current year due to strong domestic industrial sales and lower costs.

Liquidity and Capital Resources
- - - - - -------------------------------

Cash flow provided by operations was $100.1 million compared to $79.2 million in 1993. The increase resulted principally from a $48.7 decrease in receivables this year compared to a $4.6 million decrease in receivables in 1993. Cash flow decreased from the prior year as a result of a $23.6 decrease in inventories and prepaid expenses in 1993 compared to a $.2 million increase this year.

Investing activities, which consumed approximately $22 million in cash this year and in 1993, include purchases of property, plant and equipment and acquisitions. During the quarter the Company acquired certain assets of Deutsch Fastener Corporation of Lakewood, California. Deutsch Fastener, with annual sales of approximately $15 million, produces a broad line of high performance fasteners for the commercial aircraft market, including threaded bolts, high strength bolts, lock nuts and captive screws, markets not previously served by Huck.

A $38.8 million increase in purchases of common stock for treasury over 1993, a modest net decrease in short-term debt compared to a net increase in 1993, and a 68 percent increase in cash dividends over last year accounted for the majority of the $51.7 million decrease in cash flow from financing activities this year compared to 1993.

During the quarter 555,900 shares of common stock were repurchased under the Company's share repurchase program announced in April 1993. Approximately .4 million shares remain to be repurchased under the existing 2.5 million share authorization. The current share repurchase program is targeted for completion by June 30, 1994. Outstanding common shares have decreased from 20.1 million at March 31, 1993 to 19.2 million shares at March 31, 1994.

Thiokol's current ratio at March 31, 1994, of 2.4 represented an increase from 2.2 at June 30, 1993. Working capital at March 31, 1994, of $222.4 million increased $7.0 million since June 30, 1993.

The Company has current outstanding authorizations for capital expenditures of $35 million.

As a result of the ASRM cancellation, the Company has agreed to transfer its RSRM nozzle manufacturing operation in Utah to a new facility at NASA's Yellow Creek Mississippi complex. The uncompleted Yellow Creek facility was being constructed to manufacture the ASRM. The use of the new Yellow Creek nozzle facility will allow the Company to enhance its nozzle manufacturing process and strengthen its position in the solid propulsion industry. An estimated $80 to $90 million capital investment ($13 million of which has been authorized by the Board of Directors) will be required over the next few years to complete the nozzle facility.

Future estimated cash flow from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, debt repayment, capital expenditures, dividend payments, and stock repurchase program for the current fiscal year.

During the first quarter of fiscal year 1994 the Company negotiated a new $100 million revolving credit facility with a group of banks which expires in September 1996. As of March 31, 1994, no funds had been drawn on this credit facility.


                       PART II - OTHER INFORMATION


Item 1.  LEGAL PROCEEDING

The Company executed an Administrative Consent Order with the state of New Jersey. Under the order, the Company has agreed to replace an air stripper which is owned by Rockaway Township. The cost of the air stripper is estimated to be approximately $.25 million.


Item 5.  OTHER INFORMATION

On April 26, 1994, the Company announced that Richard L. Corbin will become Senior Vice President and Chief Financial Officer, effective May 15, 1994.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

The Company did not file any 8-K reports during the fiscal quarter ended March 31, 1994.

                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                            THIOKOL CORPORATION
                                   -------------------------------------
                                                (Registrant)



Date:     3 May 1994               /s/ James R. Wilson
     ---------------------         -------------------------------------
                                   James R. Wilson, President,
                                   Chief Executive Officer, and
                                   Chief Financial Officer


Date:     3 May 1994               /s/ Royce W. Searle
     ---------------------         -------------------------------------
                                   Royce W. Searle, Vice President
                                   and Controller