Form 10-K/A
period 1993-06-30
THIOKOL CORP /DE/
filed 1994-06-28
CIK 68366

June 27, 1994



Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, NW
Stop 1-4
Washington D.C. 20549-1004

Attention:  Filing Desk

RE:   Thiokol Corporation - Commission File No. 1-6179
      Amendment to Annual Report on Form 10-K/A for Fiscal Year
      Ended June 30, 1993

Gentlemen:

Pursuant to Rule 12b-15 Amendments pursuant to the General Instruction D to Form 10-K under the Securities Exchange Act of 1934, enclosed on behalf of the above Registrant is an amendment to Form 10-K filed as Form 10-K/A. The amendment adds to Exhibit (99) the Form 5500 Financial Statements being filed on Form SE for the following Thiokol Corporation Plans:
(a) Thiokol Corporation's Bargaining Unit Employee Savings and Investment Plan; (b) Employee Savings and Investment Plan for Space Services Unit Employees of Thiokol Corporation and Huck International, Inc.; and (c) Thiokol Corporation Employee Savings and Investment Plan.

Three amendments of this Form 10-K/A with Exhibits and five conformed copies without copies are being filed in proper form.

Sincerely,



s/Edwin M. North
_______________
Edwin M. North

cc: New York Stock Exchange (w/manually signed copy of Report w/Exhibits)
      Chicago Stock Exchange Inc. (w/manually signed copy of
      Report w/Exhibits)

                             FORM SE

          FORM FOR SUBMISSION OF PAPER FORMAT EXHIBITS

                      BY ELECTRONIC FILERS


        THIOKOL CORPORATION                    68366
- -------------------------------       -----------------------
Exact name of registrant as           Registrant CIK Number
specified in charter

           Form 10-K/A                         1-6179
- -------------------------------       -----------------------
Electronic report, schedule or        SEC file number, if
registration statement of which       available
the documents are a part
(give period of report)


_____________________________________________________________
               Name of Person Filing the Document
                 (If Other than the Registrant)


                           SIGNATURES

Filings Made By the Registrant:

      The Registrant has duly caused this form to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Ogden, State of Utah June 24, 1994.


                                        THIOKOL CORPORATION
                                     ___________________________
                                            (Registrant)


                                         s/Edwin M. North
                              By:  ___________________________
                                         (Name and Title)
                                          Edwin M. North
                                       Corporate Secretary

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K/A
(Mark One)
 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                         (FEE REQUIRED)
                                                     ------------------

                  For the fiscal year ended June 30, 1993

                                     OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934                         (NO FEE REQUIRED)
                                                      -------------------

                        Commission file number 1-6179

                             THIOKOL CORPORATION

Incorporated in the State of Delaware           IRS Employer Identification
                                    No. 36-2678716

                         Principal Executive Offices
                2475 Washington Boulevard, Ogden, Utah 84401
                     telephone Number:  (801) 629-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange
    Title of Each Class                          on Which Registered
- ------------------------------             -----------------------------
Common Stock, par value                       New York Stock Exchange
      $1.00 per share                          Midwest Stock Exchange
Common Stock Purchase Rights

  Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                                         ---

Securities registered pursuant to Section 12(g) of the Act: NONE

  Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes  X   No
                                                          ---     ---

  Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 31, 1993 ($22.75 per share): $462,485,614.

  Number of shares of Common Stock outstanding as of August 31, 1993:
20,403,697.

  3.  Index to Exhibits


       Exhibit
       Number           Description                        Page
       -------          ------------                       ----

          (99)        Additional Exhibits

                      Form 5500 Financial Statements
                      for the Plan year ended
                      December 31, 1993:

                     (a) Thiokol Corporation's Bargaining     P
                         Unit Employee Savings and
                         Investment Plan;

                     (b) Employee Savings and Investment      P
                         Plan for Space Services Unit
                         Employees of Thiokol Corporation
                         and Huck International, Inc.; and

                     (c) Thiokol Corporation                  P
                         Employee Savings and Investment
                         Plan

                          SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of June 1994.

                                     THIOKOL CORPORATION
                                         (Registrant)


                                     s/Royce W. Searle
                               By__________________________

                                        Royce W. Searle
                                 Vice President and Controller