Form 10-K
period 1994-06-30
THIOKOL CORP /DE/
filed 1994-09-22
CIK 68366

September 24, 1993




Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, NW
Stop 1-4
Washington D.C. 20549-1004

Attention:  Filing Desk

RE:  Thiokol Corporation - Commission File No. 1-6179
     Annual Report on Form 10-K for Fiscal Year Ended June 30, 1994

Gentlemen:

Pursuant to Regulation S-T and Form 10-K, we transmit herewith the Thiokol Corporation Form 10-K under the Securities and
Exchange Act of 1934.

Pursuant to General Instructions D(3) there are no changes in any accounting principal or practices from the prior year.

The Exhibit Schedule is on page 18.

The Financial Data Schedule, Exhibit 27, is on page 93.

Sincerely,

Edwin M. North
Thiokol Corporation
Corporate Secretary

- - ------------------------------------------------------------------

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-K
(Mark One)
   [X]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934
                            (FEE REQUIRED)
                            --------------
                  For the fiscal year ended June 30, 1994
                                    OR

   [  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                              (NO FEE REQUIRED)
                              ----------------
                         Commission file number 1-6179

                            THIOKOL CORPORATION

     Incorporated in the State of Delaware         IRS Employer
                                                  Identification
                                                  No. 36-2678716
                        Principal Executive Offices
               2475 Washington Boulevard, Ogden, Utah 84401
                     Telephone Number:  (801) 629-2000

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of Each Exchange
         Title of Each Class               on Which Registered
         -------------------              ---------------------
         Common Stock, par value          New York Stock Exchange
               $1.00 per share            Chicago Stock Exchange
       Common Stock Purchase Rights

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.        Yes  X   No
                                 ----    ----
     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 31, 1994, ($25.625 per share): $479,118,030.

     Number of shares of Common Stock outstanding as of August 31, 1994: 18,697,289.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1994: Parts I, II, and IV.
2.  Portions of definitive Proxy Statement dated September 23,
    1994:  Parts III and IV.

- - ------------------------------------------------------------------

                                  PART I

ITEM 1.   BUSINESS

     Thiokol Corporation (the "Company") is primarily a manufacturer of solid rocket propulsion systems for the aerospace and defense markets. The Company is also a manufacturer of specialty fastening systems for aerospace and industrial applications. Founded in 1930, Thiokol Corporation and its successor, Thiokol Chemical Corporation (old Thiokol), operated in various corporate forms until merged in 1982 with Morton-Norwich Products, Inc., and operated thereafter as a division of Morton Thiokol, Inc. Since the 1989 spin-off of its specialty chemicals, salt and automotive-restraint businesses to a newly-formed publicly-traded company, Morton International, Inc. ("Morton International"), as a pro rata dividend distribution to shareholders, the Company's aerospace and defense business has operated independently as Thiokol Corporation. In 1991, the Company acquired the aerospace and industrial fastener business of Huck Manufacturing Company. The Company operates this fastening systems segment of the business as a wholly-owned subsidiary, Huck International, Inc. In January 1994, Huck acquired the threaded lock bolts, locknuts and related product line assets of the Deutsch Manufacturing Company.

Business Segments

     The Company operates in two business segments: (i) propulsion systems and related products and services for the aerospace and defense markets, and (ii) fastening systems for the industrial and aerospace markets. The Company's propulsion-systems segment consists of propulsion systems, gas generators, flare and ordnance products, and metal and composite components. It also includes services, principally under contracts and subcontracts with the National Aeronautics and Space Administration (NASA), the Department of Defense, and aerospace prime contractors for space, defense, and commercial applications. The Company's fastening systems segment consists of threaded and non-threaded lock bolts, locknuts, blind rivets, and product-installation tooling. All of the Company's propulsion and fastening systems activities are conducted directly by the Company or by its wholly-owned domestic and foreign subsidiaries.

     Propulsion Systems. The propulsion systems segment consists primarily of research, development, production, sale, and services for launch support of solid propellent propulsion systems for both orbital and suborbital launch applications. Such systems include the redesigned solid rocket motor (RSRM) used for NASA's Space Shuttle. In fiscal year 1991 the Company was awarded a contract to build 142 solid rocket motor booster motors for NASA's Space Shuttle program. This contract has $2.2 billion remaining through its projected completion date in fiscal year 2000. The delivery rate is subject to NASA funding and NASA's shuttle flight scheduling. During fiscal year 1994, NASA's advanced solid rocket motor program (ASRM) was canceled. The Company has agreed to utilize NASA's Yellow Creek facilities in Mississippi originally designed for the ASRM program, and to convert these facilities to production of nozzles used on the Shuttle's RSRM solid rocket motors. The Company also plans to utilize the facilities for other program nozzle design, development, and fabrication work.

     The Company's family of Castor motors is used in the first and second stages of a number of small expendable launch vehicles and as strap-on boosters for medium and heavy lift vehicles for space, defense, and commercial applications. Four Castor IVA motors have been used successfully as strap-on boosters with the Atlas IIAS launch of the AT&T Telestar 4 communications satellite. This launch vehicle configuration has the capability of placing payloads of up to 8,150 pounds in geosynchronous orbit. The Company has contracted to deliver four sets of Castor IVA motors. Other applications include the Maxus and Comet launch vehicles. The Company has developed and successfully test fired the Castor 120TM motor, a low cost 120,000 pound class solid rocket motor, designed for first and second stage propulsion and for strap-on applications in the expendable launch vehicle market. The first production motor will be used as the first stage of the Lockheed family of launch vehicles. The motor also has potential application for small telecommunication satellite launch systems such as Motorola's Iridium program and the Loral/Qualcomm Globalstar system. The motor is capable of being configured as the first stage propulsion for the Taurus launch vehicle. A new Castor IVA-XL motor with substantially more performance than the present Castor IVA has been successfully test fired for expendable launch vehicle applications.


     The Company's family of STAR motors provides upper stage propulsion systems for a number of launch vehicle systems. The STAR motors also provide satellite positioning for space, defense, and commercial applications. Movable nozzle technology was successfully tested for STAR motor applications during fiscal year 1994. STAR motors were flown successfully on the Clementine Mission, deployment of the Global Positioning Systems satellites, and the Final Scout 4 launch vehicle, which also includes a Castor II motor.

     For strategic and tactical missile programs, the Company produces or is qualified to produce a number of propulsion and related products. The Company provides first stage, flight termination and ordnance initiation systems for the Peacekeeper missile; motor deliveries were completed during the first quarter of fiscal year 1994. Under a joint venture agreement, the Company produces portions of both the first and second stages of the U.S. Navy's submarine-launched Trident II Missile System. The Company provides tactical propulsion systems under fixed-price contracts for HARM, Maverick, Patriot, Sidewinder, and Standard Missile. During fiscal year 1994, the Company received contract awards for HARM motor production, X-ray analysis of existing HARM motors and warheads, and production work for the SICBM and MK-70. The Hellfire production contract has been extended and the Company is in sole-source production on the Navy's vertical-launch anti-submarine rocket booster system.

     New product development includes support work on a heavy-lift launch vehicle system, hybrid propulsion booster technologies, propellant and nozzle technology for steering the Ballistic Missile Defense Organization Lightweight Exoatmospheric Projectile (LEAP); and development of the advanced solid axial stage for Theater Missile Defense Applications.

     The Company's gas generator operations consist of research, development, production, and sale of solid propellant gas generators. This family of products is designed for a variety of functions for space, defense, and commercial applications including thrust vector control actuation, missile launch eject system and altitude control, and propulsion for dispensing ordnance.

     The Company's flare operations consist of research, development and production of visible and infrared illuminating flares for military and commercial applications.

     Ordnance operations consist of research, development, production and sale of munitions, munitions simulators for training, and the manufacture and sale of conventional artillery mortar and rocket munitions and components.

     Metal and composite components operations consist of research, development, production of rocket motor cases, nozzles, and precision parts for propulsion and missile systems.

     The Company's service contracts include stacking of RSRM motors, mating them to the external tank and orbiter, prelaunch testing, and recovery of spent RSRM's for NASA's Space Shuttle program at the Kennedy Space Center in Florida. The Company has entered into an agreement with ASKOND, a Russian federation stock company, to prepare an initial study and then demonstrate conversion of Soviet ballistic missile propellant into commercial commodities. Performance of this contract is subject to approval and funding by the U.S. Department of Defense. The Company has received an Air Force contract to provide design, testing, and fabrication work for the Minuteman III ICBM Propulsion Replacement Program. The Company also provides service to the United States Army and NASA at Huntsville, Alabama; and to the United States Army under facilities and operations management contracts for Army-owned munitions facilities near Marshall, Texas and Shreveport, Louisiana. The Army ammunition plant near Marshall, Texas will be operated under a facilities contract, permitting the Company's use of the facilities for both Department of Defense and third-party contracts. The Louisiana Army ammunition plant will cease Army loading operations during fiscal year 1995 and the Company will maintain the facility in an inactive status for the Army. The Company's Science and Engineering group maintains ongoing research projects funded under various Company and government programs, and provides technical support to all of the Company's propulsion systems segments. Federal export laws, controls and regulations impact or otherwise restrict the export of the Company's propulsion and defense related products and services.

     Fastening Systems. The fastening systems segment consists of the development, production, and sale of threaded and non-threaded fasteners consisting of lock bolts, locknuts, blind rivets, cap screws, and product installation tooling. Fasteners and fastening systems are sold to customers directly by the Company and through a distribution network, domestic and foreign. The fasteners are manufactured from high strength metal and metal alloys and are sold under various trade names and trademarks to aerospace and industrial markets. Product installation tooling is also manufactured and marketed to provide customers a complete fastener installation system. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification is important for aerospace market acceptance of the Company's fasteners. The Company's fasteners have been qualified by major domestic and foreign aerospace companies. Principal domestic and foreign industrial markets include truck, trailer, railcar, and mining applications. The construction industry utilizes the Company's products for certain structural applications such as bridges and building-steel columns.

Competition

     Propulsion Systems. The Company believes it is the largest producer of solid rocket propulsion systems for the U.S. market, with a market share of about 40-45 percent. Three other competitors share most of the remainder of the market. The Company believes it supplies about one-third of the propulsion systems for the highly competitive tactical market. The Company is the sole-source producer of RSRM's for NASA's Space Shuttle, and given the cancellation of ASRM in fiscal year 1994, the Company expects to remain the only qualified producer for the foreseeable future. The market for ordnance products is highly competitive, but the Company is the sole government-qualified producer of several pyrotechnic products. Both foreign governments and foreign private enterprises have solid rocket propulsion systems that are competitive with propulsion systems manufactured by the Company. Principal competitive factors are technical performance, quality, reliability, price, depth and capabilities of personnel, and adequacy of facilities. With reductions in Department of Defense expenditures for strategic and tactical programs, these markets are declining and competitive pressures are increasing. As marketing opportunities grow in the developing market for commercial launch vehicles, competition in the light to medium lift vehicle propulsion market will grow as competitors seek non-defense related markets for their launch systems.

     Fastening Systems. Fastening systems are manufactured by a number of competitors with no one manufacturer having a major position in the aerospace or industrial fastening markets. Competitive with the Company's threaded and non-threaded fastening systems are alternative fastening systems and fastening methods including welded fasteners, composite adhesives and welding. The Company's fastening systems compete on quality, delivery, price, and ability to provide customer fastening installation solutions by customizing the configuration of installation tooling and fasteners. Competition for aerospace original equipment manufacturers is also dependent on customer qualification of the Company's fasteners. The Company maintains a proprietary patented position for certain of its fastener designs for which certain limited licenses have been granted to competitors. The Company also manufactures certain fasteners under licenses from competitors.

Research and Development

     Company-sponsored research and development activities relate to new products or services and improvement of existing products or services. The Company's R&D cost was $15.4 million, $15.7 million, and $14.2 million and represents 1.5%, 1.3%, and 1.1% of revenues for fiscal years 1994, 1993, and 1992, respectively, while the amount spent during the same periods for customer-sponsored R&D (primarily U.S. government-funded) was approximately $25.5 million, $23.2 million, and $49.1 million, respectively.

Environmental Matters

     Compliance with federal, state, and local requirements adopted to regulate the discharge of materials into the environment, or otherwise relating to the protection of the environment, including environmental requirements which, may be imposed with respect to the Company's facilities, and formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time expected to have a material adverse effect on the Company's financial condition or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed related to environmental matters respectively were $3.4 million and $11.9 million for fiscal year 1994 and are estimated to be $5.4 million and $10.1 million for fiscal year 1995. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations, and engages in environmental remediation activities of its sites and sites of third parties.
The Company continues working on the reduction of ozone depleting and other hazardous chemicals, the cost of which will be recovered under the pricing of its products with the federal government.

     The Company is presently involved with two Environmental Protection Agency (EPA) superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in Morris County, New Jersey, operated about thirty years ago by the Company for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site ("Klockner" site). With respect to the Company's responsibilities for response costs, site remediation and future operation and maintenance costs at this site, the Company's total estimated cost for this site are approximately $8.5 million of which approximately $1.0 million will be spent during fiscal year 1995. The Company has received notice from the State of New Jersey that it has been identified along with others as a "potentially responsible party" at the Rockaway Township Well Field ("Denville") Site. As partial settlement of this matter, the Company has entered into an administrative consent order to replace Rockaway Township's air stripper water treatment system at an estimated cost of $250,000. Anticipated costs for remediation and future operation and maintenance at this site are estimated to be approximately $4.9 million. Management believes that it has valid claims, regarding both sites, for contribution by other responsible parties including the federal government.

     Compliance with a directive issued by the Utah Department of Environmental Quality has resulted in assessments of $.524 million and payments of approximately $3.3 million in future capital expenditures for construction of a wastewater treatment facility at Promontory, Utah. Part of the operating and depreciation costs will be paid by or otherwise reimbursed by the federal government.

     The Company believes that the eventual cost for site remediation matters known at this time, before any recoveries from insurance, third party contributions by other responsible parties including the federal government is estimated to be $20 million. The Company's policy and accounting for environmental matters is set forth in Footnotes A and L of the Company's financial statements. Resolution of the environmental matters discussed above could have a material effect on a future period's income or cash flows if the Company is unsuccessful in obtaining reimbursement from other parties, including its insurance carriers, and is unable to recover such costs from the federal government. The Company believes that after recoveries from third parties, insurance carriers and the federal government, any net liability for which it may ultimately be responsible in excess amounts currently accrued would not be material to the Company's financial condition.

Employees

     The approximate number of employees of the Company on June 30, 1994, was 8,000 compared to 9,300 on June 30, 1993. Fastening systems employees totaled 1,400 on June 30, 1994, compared to 1,200 on June 30, 1993. Propulsion systems employment levels are down, reflecting lower levels of business activity in non-Shuttle related propulsion programs. Reductions in Shuttle related employment reflect improved production efficiencies. Ordnance related employment levels are down, reflecting lower loading rates at the government-owned contractor-operated Army ammunition plants and cost reductions. Employment levels at these plants will be further reduced as production is phased out. Fastening Systems employment levels reflect the Deutsch acquisition and improved volumes for industrial fasteners.

Raw Materials

     Although most of the raw materials used by the Company are readily available, certain key raw material suppliers (such as suppliers of propellant raw materials and nozzle and case component materials) must be approved by the federal government. With a limited number of such approved suppliers, delivery of these materials could be disrupted at the supplier level at any time and have a material adverse impact on production and delivery schedules until government approval of alternative suppliers is obtained.

Seasonality

     The business of the Company is not subject to seasonal fluctuations.

Patents and Trademarks

     The Company has approximately 411 patents and patent applications, of which 318 are related to the propulsion systems business segment and 93 are related to the fastening systems segment including patents acquired in the Deutsch acquisition. As a government contractor, the Company conducts independent research and development (IR&D) to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies (Contract R&D).

     Approximately 84 percent of the Company's patents in the propulsion systems segment of the business were developed under Company funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under Contract R&D programs.

     Propulsion Systems segment patents have the following remaining duration: approximately 60 percent of the patents have a duration of more than 10 years; 12 percent, 5-10 years; and 28 percent less than 5 years. Patent coverage includes propulsion system design, case, nozzle and propellants. Patents also cover ordnance and flare related products. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

     Fastening Systems segment patents have the following remaining duration: approximately 50 percent of the patents have a duration of more than 10 years; 27 percent, 5-10 years; and 23 percent less than 5 years. Major aerospace fastening systems covered by patents include the lightweight grooved proportional lock bolt with a remaining patent life of 8 years, and the "Unimatic" blind bolt with a remaining patent life of more than 10 years. The
"Unimatic" blind rivet has a remaining patent life of 8 years. Major industrial fastening systems covered by patents include "Huck-Fit" lock bolts, "Magna-Lok" blind rivets, and "Magna-Grip" lock bolts with patent lives remaining of more than 10 years. Certain of the Company's fastener products are manufactured under licenses from competitors.

     Although the Company believes that its present competitive position is enhanced by its patent and its technical expertise, know-how and proprietary information, no patent or group of patents is material to the conduct of the business of the Company.

     Trademarks are important for product identification in the fastening systems segment of the business but are not significant to the Company's propulsion business.

Customers

     Propulsion-segment customers are primarily the Federal government and its prime and subcontractors. Commercial propulsion customers, primarily in the launch vehicle market, are being developed but are not yet material to the Company's customer base. Federal government contracts and subcontracts entered into by the Company, are by their terms, subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the Federal government provides, directly and indirectly, approximately 78 percent of the Company's business, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on its operations. No single non-government customer is material to the overall business conducted by the Company. Fastening systems customers are comprised of industrial and aerospace original equipment manufacturers, domestic and foreign, doing business with the Company on a purchase order basis. Foreign customers and sales are not yet material to the Company's customer and sales base.

Backlog Orders

     The Company's backlog of propulsion systems orders on June 30, 1994, and June 30, 1993, was $2.5 billion and $3.2 billion, respectively. The NASA Space Shuttle solid rocket motor booster and related contracts comprise approximately 84 percent of the backlog. It is expected that approximately 29 percent of the orders in backlog on June 30, 1994, will be completed by June 30, 1995; and the remainder thereafter through fiscal year 2000. The backlog represents the value of contracts for which goods and services are to be provided and includes $.5 billion in government contracts for which funds have been approved. The backlog is believed to consist of firm contracts and although they can be changed or canceled, the amount of changes and cancellations for which the Company would not receive reimbursement is not expected to be materially significant to the Company's business. The contract backlog consists of a combination of cost plus award fee, cost plus fixed fee, cost plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Company's fastening systems backlog was approximately $39 million on June 30, 1994.


ITEM 2.   PROPERTIES

     The Company operates manufacturing, research and development facilities at 16 locations, and administrative and sales offices, warehouses and service centers at approximately 22 locations worldwide. The Company considers the condition of its manufacturing facilities, warehouses, and other properties to be generally in good operating condition and suitable for their intended purposes. All Company-owned property is held in fee with no encumbrances. Company leased property obligations are set forth in Footnote M of the Company's financial statements.

     Selected key facilities at the Company's Utah Space Operations have been recently upgraded and modernized to achieve performance and operating efficiencies. New facilities are being developed at Iuka, Mississippi, in conjunction with NASA for nozzle fabrication and are expected to be operational mid-calendar year 1996. These facilities will expand the company's solid rocket propulsion nozzle manufacturing and research capabilities. The Company's Space Operations facilities are considered adequate and sufficient to meet operating needs.

     Company-owned facilities related to its defense business are adequate to meet current levels of business activity. The Company is reviewing certain underutilized facilities of its non-space propulsion operations and other defense-related product lines with the objective of reducing costs and making the Company more competitive for these products. Government-owned and contractor-operated Army ammunition facilities are not fully utilized and are on the planned government closure list.

     The Fastener Systems facilities are sufficient and adequate to meet anticipated improvements in the aerospace fastening market. Industrial fastening systems facilities are being expanded to eliminate certain production constraints which will yield improved production capabilities and lower costs for the strong industrial fastener market.

     During fiscal year 1994, additions to property, plant, and equipment totalled $21.2 million and net property, plant and equipment added as the result of an acquisition totaled $8.2 million. The Company is negotiating with the United States Air Force concerning the continued management and use of Air Force Plant 78 located in Northern Utah. The Company has received notice from the United States Air Force that operations at this facility are to be discontinued by June 30, 1996. Operations will be relocated to other Company-owned or leased properties if negotiations with the Air Force are not successfully concluded.

     The following table sets forth manufacturing locations and the approximate square footage.

                                      Buildings (000's Square Feet)
                                --------------------------------------


      Manufacturing Location    Company             Government
           by Segment           Owned      Leased      Owned     Total
- - -----------------------------------------------------------------------
Propulsion Systems Segment:
- - --------------------------

Northern Utah                   2,067      593          605      3,265

Elkton, Maryland                  378                              378

Huntsville, Alabama                32                   973      1,005

Shreveport, Louisiana                                 2,731      2,731

Iuka, Mississippi                                       699        699(1)

Marshall, Texas                                       1,408      1,408

Carson, City, Nevada              156                              156

Fastening Systems Segment:
- - -------------------------

Domestic:

Carson, California                         153                     153

Lakewood, California                       114                     114

Tucson, Arizona                    76       12                      88

Kingston, New York                         105                     105

Waco, Texas                       316                              316

International:

Us, France                         60                               60

Osterode, Germany                           25                      25

Shropshire, United Kingdom         50                               50

- - -----------------
     (1)Expected to be operational mid-calendar year 1996.

ITEM 3.  LEGAL PROCEEDINGS

Litigation and Regulation

    Aetna Casualty & Surety Co., et., al. v. Pacific Engineering and Production Company of Nevada, et. al., Clark County, Nevada, District Court, filed on September 16, 1988, was settled on September 13, 1992, upon payment into escrow by all defendants of agreed upon settlement amounts. These claims resulted from explosions which occurred on May 4, 1988, at the ammonium perchlorate (AP) plant of defendant Pacific Engineering located in Henderson, Nevada. Some of the explosions involved AP manufactured pursuant to orders from the Company for use in Space Shuttle solid rocket motors. Plaintiffs alleged that the Company was responsible, at least in part, for the design and operation of certain storage equipment and activities at the Pacific Engineering plant. Thiokol's settlement contribution of $18.7 million was funded by its aircraft products liability carrier under a continuing partial reservation of rights. The Company's position with the insurance carrier is that full coverage should be provided and the reservation of rights withdrawn. The Company and the insurance carrier are negotiating a settlement which the Company believes can be achieved to the mutual satisfaction of both parties. If the Company's liability is not covered by insurance, it may be entitled to indemnity from one or more agencies of the federal government under contracts pursuant to which the AP was being procured. Management therefore believes that the resolution of this matter should not have a material effect upon the Company's financial condition.

    McDonnell Douglas v. Thiokol Corporation, United States District Court, Central District of California, was filed in July 1992 by Plaintiff claiming damages of $17 million, for breach of warranty and tort damages, plus about $19 million in prejudgment interest. The action is based upon the failure in 1984 of two STAR 48 satellite placement motors, manufactured to Plaintiff's specifications at the Company's Elkton division, to lift telecommunication satellites into geosynchronous orbit. The action is set for trial for the fall of 1994 and seeks recovery by Plaintiff of its costs incurred to conduct its failure analysis and motor redesign. These two STAR 48 motors were the subject of litigation brought by different plaintiffs in California state courts and resolved in favor of the Company. The courts determined the Company did not negligently manufacture the STAR 48 motors and that there was no cause of action against the Company for breach of warranty. The Company is defending the present suit under an agreement with its insurance carrier pursuant to which past and future costs of defense are being reimbursed subject to a reservation of rights. Although the damage claim is not covered by insurance and the ultimate outcome of the current litigation is uncertain at this time, the Company believes it has substantial legal defenses and that the outcome of this suit will not have a material adverse effect on the financial condition of the Company.

    Miscellaneous. The Company has settled a Notice of Violation from the State of Utah Department of Environmental Quality with regard to wastewater discharge at

Promontory, Utah. The cost of compliance with the directive and accompanying assessments is described in Item 1, Environmental
Matters, and is incorporated herein by reference.

    The Company is involved in a number of other pending legal and administrative proceedings which are not expected individually or in the aggregate to have a material adverse effect upon the Company's financial condition.

    Depending on the amount and the timing of an unfavorable resolution of these matters, it is possible that the Company's future results of operation's or cash flows could be materially affected in a particular period.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1994.


EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3. to Item 401(b) of Registration S-K)

    Generally, Executive Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders. The officers generally serve until the next such meeting, or until their successors are elected and qualified. The next Annual Meeting of Stockholders will be held on October 25, 1994.

    The Executive Officers of the Company on June 30, 1994 were:

                               Positions Held During Past Five
Name and Age                     Years and Terms of Office
- - ------------                  ----------------------------------

James R. Wilson (53). . . . . .   President and Chief Executive
                                  Officer since October 1993,
                                  Executive Vice President,
                                  Chief Financial Officer and
                                  Treasurer (1992-October 1994);
                                  Vice President and Chief Financial
                                  Officer (1989-present); Senior
                                  Vice President and Chief Financial
                                  Officer, Circuit City Stores, Inc.
                                  (1987-88).

Richard L. Corbin (48). . . . .   Senior Vice President  and  Chief
                                  Financial Officer since May
                                  1994; Chief Financial
                                  Officer and Vice President,
                                  Administration Space Systems
                                  Division of General Dynamics
                                  Corporation (1976-May 1994).

James E. McNulty (50) . . . . .   Executive Vice President Human
                                  Resources and Administration
                                  (1991-present); Vice
                                  President Human Resources
                                  (1989-1991); Vice President, Human
                                  Relations, TRW Automotive, TRW,
                                  Inc. (1980-89).

Joseph A. Lombardo (61) . . . .   Vice  President  Space  Operations
                                  since April  1992; (1989-April
                                  1992) Assistant General Manager
                                  Space Operations; prior to 1989,
                                  NASA Marshall Space Flight Center.

(1)Winston N. Brundige (49). . .  Group Vice President Defense and
                                  Expendable Launch Vehicles since
                                  July 1, 1994; Vice President and
                                  Division Manager Elkton Division
                                  (1991-June 1994); Director of
                                  Production (1990-1991); Director
                                  of Engineering (1988-1990).

- - ------------------

      (1)Effective July 1, 1994, Winston N. Brundige was elected
Vice President of the Corporation and assumed the position of Group Vice President Defense and Expendable Launch Vehicles.

                               Positions Held During Past Five
Name and Age                     Years and Terms of Office
- - ------------                  ----------------------------------

William W. Brant (60) . . . . .   Vice President Strategic
                                  Operations (1990-present);
                                  Division Vice President Strategic
                                  Operations (1988-90).

R. Robert Harris (60) . . . . .   Vice President and General
                                  Counsel (1989-present); Vice
                                  President, General Counsel
                                  Ultrasystems Incorporated (1987-88);
                                  Vice President, General Counsel and
                                  Secretary Baker Hughes Incorporated
                                  (1974-1987).

Robert K. Lund (56) . . . . . .   Vice President  Science and
                                  Engineering (since 1991);
                                  (1989-91) Technical Director
                                  Advanced Technology; (1984-89)
                                  Vice President of Engineering,
                                  Wasatch Division Aerospace Group.

Luther C. Johnson (54). . . . .   Vice President and General
                                  Manager Ordnance Operations (since
                                  April 1992); and Vice President
                                  Tactical Operations (1987-92).

Royce W. Searle (61). . . . . .   Vice President and Controller
                                  (1989-present), Vice President,
                                  Finance (1988-89), Vice President,
                                  Finance and Contracts (1988) and
                                  Vice President, Finance (1987-88),
                                  Aerospace Group.

Nicholas J. Iuanow (34) . . . .   Treasurer  (1994);   (1989-1993)
                                  Assistant Treasurer of the
                                  Company.

Edwin M. North (49) . . . . . .   Secretary (1990-present);
                                  Secretary and General Counsel
                                  Carlisle Companies
                                  Incorporated (1985-89).

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

    Information concerning the market for the Company's common equity and related security holder matters is included in the section "Dividends and Recent Market Prices" and "Quarterly Financial Highlights" of the Company's Annual Report to Stockholders for fiscal year 1994, and is incorporated herein by reference in Exhibit Number 13. As of August 31, 1994, there were 6,924 stockholders of record. The Company estimates there are approximately 16,000 beneficial holders of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data for the five fiscal years ended June
30, 1994, is included in the Company's Annual Report to Stockholders for fiscal year 1994, and is incorporated herein by reference in Exhibit Number 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

    Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years ended June 30, 1994, is included in the Company's Annual Report to Stockholders for fiscal year 1994, and is incorporated herein by reference in Exhibit Number 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company as of June 30, 1994, and 1993, and the consolidated statements of income, cash flows, and stockholders' equity for each of the three years for the periods ended June 30, 1994, 1993, 1992, and notes to consolidated financial statements are included in the Company's Annual Report to Stockholders for fiscal year 1994 and are incorporated herein by reference in Exhibit Number 13.

    Quarterly financial highlights are included in the Company's
Annual Stockholders' Report for the year ended June 30, 1994, and are incorporated herein by reference in Exhibit Number 13.

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

    None

                                 PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information concerning the Company's directors and nominees for director is included on pages 3 through 5 of the Company's definitive Proxy Statement dated September 23, 1994, and is incorporated herein by reference. Information concerning disclosure of delinquent files pursuant to Item 405 of Regulation
S-K is set forth on page 7 of the Company's definitive Proxy
Statement dated September 23, 1994, and is incorporated herein by reference.

    Information concerning the Company's Executive Officers is included on pages 13 through 14 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation for fiscal year
1994 is included on pages 3 through 13 of the Company's definitive Proxy Statement dated September 23, 1994, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

    Information concerning beneficial ownership of the Company's common stock is included on page 7 of the Company's definitive
Proxy Statement dated September 23, 1994, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions is included on page 14 of the Company's definitive
Proxy Statement dated September 23, 1994, and is incorporated herein by reference.

                                  PART IV

ITEM 14. EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
         FORM 8-K


(a) DOCUMENTS FILED AS PART OF THIS REPORT

    1.   Financial Statements

    The following consolidated financial statements are included in the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1994, and are incorporated herein by reference in Exhibit Number 13.

         Consolidated Statements of Income -- Years ended June 30, 1994, 1993, and 1992.

         Consolidated Balance Sheets -- June 30, 1994, and June 30,
         1993.

         Consolidated Statements of Cash Flows, -- Years ended June 30, 1994, 1993, and 1992.

         Consolidated Statements of Stockholders' Equity -- Years ended June 30, 1994, 1993, and 1992.

         Notes to Consolidated Financial Statements.

         Management's Report on Financial Statements.

         Report of Ernst & Young LLP, Independent Auditors.

    2.   Financial Statement Schedules

    The following consolidated financial statement schedules for the fiscal years 1994, 1993, and 1992, are submitted herewith:

                                                           Page
                                                           ----
      Schedule V  --  Property, Plant and Equipment . . . . 24
      Schedule VI --  Accumulated Depreciation, Depletion
       and Amortization of Property, Plant and Equipment . .25
      Schedule IX --  Short-Term Borrowings . . . . . . . . 26
      Schedule X  --  Supplementary Income Statement
        Information. . . . . . . . . . . . . . . . . . . . .27

         All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and are therefore omitted.



3.    Index to Exhibits

Exhibit
Number                     Description                            Page
- - -------                    -----------                            ----
(3)        Certificate of Incorporation and By-Laws.

           (a)  (1)Restated Certificate of Incorporation of the    N/A
                Company, effective July 3, 1989.

           (b)  (1)Amended By-Laws of the Company:  Incorporated   N/A
                by reference to Annex IV to Proxy Statement/
                Prospectus dated May 22, 1989, for Special
                Stockholders meeting held June 23, 1989.

           (c)  Amended By-Laws of the Company June 19, 1993,      N/A
                increasing Board of Directors.

(4) Instruments defining the rights of security holders including indentures.

           (a)  (1)Rights Agreement dated January 26, 1989,        N/A
                between the Company and The First National Bank
                of Chicago:  Incorporated by reference to
                Exhibit 1 to Form 8-A dated February 8, 1989.

           (b)  (1)Amendment dated June 22, 1989, to Rights        N/A
                Agreement between the Company and The First
                National Bank of Chicago:  Incorporated by
                reference to Exhibit 2 to Form 8-K dated
                July 3, 1989.

           (c)  (1)Amendment No. 2 to Rights Agreement dated       N/A
                January 18, 1990, between the Company and The
                First National Bank of Chicago:  Incorporated
                by reference to Exhibit 3 to Form 8-K dated
                January 18, 1990.

           (d)  See Exhibits (3)(a), (3)(b) and (3)(c) above.      N/A

(10)       Material contracts.

           (a)  (1)Key Executive Long-Term Incentive Plan          N/A
                effective for fiscal year 1990.

Exhibit
Number                     Description                            Page
- - -------                    -----------                            ----
           (b)  (1)Key Executive Long-Term Bonus Plans effective   N/A
                fiscal year 1991.

           (c)  (1)Key Executive Annual Bonus Plan (Plan 1)        N/A
                effective for fiscal year 1990.

           (d)  (1)Staff Annual Bonus Plan effective for fiscal    N/A
                year 1991.

           (e)  (1)Staff Executive Annual Bonus Plan (Plan 2)      N/A
                effective for fiscal year 1990.

           (f)  (1),(2),(3)1989 Stock Awards Plan:  Incorporated   N/A
                by reference to Annex VI to Proxy Statement/
                Prospectus dated May 22, 1989, for Special
                Stockholders Meeting held June 23, 1989.

           (g)  (2),(3)1989 Stock Awards Plan as amended by        N/A
                stockholder approval October 15, 1993.

           (h)  (2),(3)Survivor Income Benefits Plan, amended      N/A
                through March 24, 1983.

           (i)  (1)Arrangements, whereby the Company compensates   N/A
                its independent auditors for tax services to
                certain key executives, for which there is no
                written document.

           (j)  (1),(2),(3)Form of Employment Agreement between    N/A
                the Company and certain of its executive officers
                including the Chief Executive Officer and the
                other four highest paid executive officers.

           (k)  (1),(2),(3)Amended Form of Employment Agreement    N/A
                between certain of its executive officers
                including the five most highly compensated.

                                               19


Exhibit
Number                     Description                            Page
- - -------                    -----------                            ----
           (l)  (1),(3)Consulting Agreement effective July 1,      N/A
                1993, between the Company and U. Edwin Garrison,
                the terms of which are described and are
                incorporated by reference from the 1994 Proxy
                Statement dated September 23, 1994.

           (m)  (1)Note Agreement $120,000,000 dated              N/A
                June 19, 1990.

           (n)  Credit Agreement dated 09/30/93 among Thiokol      31
                Corporation and The First National Bank of
                Chicago Bank of America National Trust and
                 Savings Association NBD Bank, N.A. and The
                 Northern Trust Company.

           (o)  (2),(3)Thiokol Corporation Pension Plan (Second    N/A
                Restatement Effective January 1, 1989).

           (p)  (2),(3)Thiokol Corporation Supplemental Executive  N/A
                Retirement Plan (Effective July 1, 1992).

      (11) Statement re computation of per share earnings.

           (a)  Statement re computation of per share earnings of    28
                the Company and subsidiaries, for the three years
                ended June 30, 1994, 1993, and 1992.

      (13) Annual Report to security holders.

           (a)  Applicable Sections of the Annual Report to          77
                Stockholders of the Company for fiscal year
                1994 Incorporated by Reference.

      (22) Subsidiaries of the registrant.

           (a)  Subsidiaries of the Company.                         29

                                                  20


Exhibit
Number                     Description                            Page
- - -------                    -----------                            ----

      (24) Consents.

           (a)  Consent of Ernst & Young LLP, independent           30
                auditors.

      (27) Financial Data Schedule.                                 92

(b)   REPORTS ON FORM 8-K

      None.




_____________

    (1)All documents are incorporated by reference to Exhibit 3(a) to Form 10-K for the fiscal years ended June 30, 1989, through June 30, 1994.

    (2)Participation by the Company's Chief Executive Officer and four most highly compensated Executive Officers and Executive Officers as a group in the compensation plans identified in Exhibit 10 described on page 9 in the Company's definitive Proxy
Statement dated September 23, 1994, which description is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 14c.

    (3)A description of these contracts is set forth in the Company's definitive Proxy Statement dated September 23, 1994, and are filed as Exhibits pursuant to Form 10-K, Part IV, Item 14(a)3.

                                SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 21st day of September 1994.

                                           THIOKOL CORPORATION
                                                (Registrant)




                                             s/Richard L. Corbin
                                   By____________________________
                                              Richard L. Corbin

                                      Senior Vice President and
                                        Chief Financial Officer



    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 21st day of September 1994.

           SIGNATURE                       TITLE
           ---------                       -----


      s/James R. Wilson               President, Chief Executive
- - ------------------------------        Officer and Director
      James R. Wilson                 (Principal Executive Officer)


      s/Richard L. Corbin             Senior Vice President and
- - ------------------------------        Chief Financial Officer
      Richard L. Corbin               (Principal Finance Officer)


      s/Royce W. Searle               Vice President and Controller
- - ------------------------------        (Principal Accounting
      Royce W. Searle                 Officer)


      s/U. Edwin Garrison
- - ------------------------------        Director, Chairman of the
      U. Edwin Garrison               Board
      s/Neil A. Armstrong
- - ------------------------------        Director
      Neil A. Armstrong


      s/James R. Burnett
- - ------------------------------        Director
      James R. Burnett


      s/L. Dennis Kozlowski
- - ------------------------------        Director
      L. Dennis Kozlowski


      s/Charles S. Locke
- - ------------------------------        Director
      Charles S. Locke


      s/Robert T. Marsh
- - ------------------------------        Director
      Robert T. Marsh


      s/Joseph A. Rice
- - ------------------------------        Director
      Joseph A. Rice


      s/James M. Ringler
- - ------------------------------        Director
      James M. Ringler


      s/Donald C. Trauscht
- - ------------------------------        Director
      Donald C. Trauscht

                       SCHEDULE V - PROPERTY, PLANT, AND EQUIPMENT

                                    THIOKOL CORPORATION
                                       (in thousands)

      Col. A          Col. B          Col. C          Col. D          Col. E         Col. F

                      Balance at                                      Other Changes   Balance at
                      Beginning       Additions at                    Add (Deduct)    End of
  Classification      of Period       Cost            Retirements     Describe        Period
- - -----------------------------------------------------------------------------------------------
Year ended June 30, 1994:

      Land            $ 17,302                                         $   38    (D)  $ 17,340

      Buildings and    239,189        $ 3,312         $   288             115    (C)   242,552
      Improvements                                                        224    (D)

      Machinery and    327,380         16,519          10,366           8,134    (C)   342,496
      Equipment                                                           829    (D)

      Construction      20,503          1,353   (A)       123               8    (D)    21,741
      in Progress     --------        -------         -------         -------         --------

                      $604,374        $21,184         $10,777          $9,348         $624,129
                      ========        =======         =======         =======         ========

Year ended June 30, 1993:

      Land            $ 17,575        $    23                          $ (296)   (D)  $ 17,302

      Buildings and    231,211          9,512          $  720            (814)   (D)   239,189
      Improvements

      Machinery and    313,347         18,098           7,065           5,267    (C)   327,380
      Equipment                                                        (2,267)   (D)

      Construction      28,538         (7,794)  (A)       190             (51)   (D)    20,503
      in Progress     --------        --------        -------         --------         -------

                      $590,671        $19,839          $7,975          $1,839         $604,374
                      ========        =======         =======         =======         ========

Year ended June 30, 1992:

      Land            $ 12,441        $ 1,087                         $ 3,985    (C)  $ 17,575
                                                                           62    (D)

      Buildings and    196,258         21,911         $   275          12,902    (C)   231,211
      Improvements                                                        542    (D)
                                                                         (127)   (B)

      Machinery and    240,438         38,246          26,503          60,806    (C)   313,347
      Equipment                                                           233    (D)
                                                                          127    (B)

      Construction      42,522        (23,837)  (A)        94           9,724    (C)    28,538
      in Progress                                                         223    (D)
                      --------        -------          ------          ------          -------

                      $491,659        $37,407         $26,872         $88,477         $590,671
                      ========        =======         =======         =======         ========


__________________
      Note A - Additions for the year at cost, less transfers of completed units to other classifications.
      Note B - Reclassification among property, plant, and equipment accounts.
      Note C - Acquisitions.
      Note D - Foreign currency translation adjustment.

           SCHEDULE VI - ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                                OF PROPERTY, PLANT, AND EQUIPMENT

                                         THIOKOL CORPORATION
                                           (in thousands)


      Col. A          Col. B          Col. C          Col. D          Col. E          Col. F

                                      Additions
                      Balance at      Charged to                      Other Changes   Balance at
                      Beginning       Costs and                       Add (Deduct)    End of
  Classification      of Period       Expenses        Retirements     Describe        Period
- - --------------------------------------------------------------------------------------------
Year ended June 30, 1994:

      Buildings and   $ 94,281        $ 9,709         $  263          $   120    (C)  $103,847
      Improvements

      Machinery and    180,831         26,265          9,196              312    (C)   198,212
      Equipment       --------        -------         ------          -------         --------

                      $275,112        $35,974         $9,459              432         $302,059
                      ========        =======         ======          =======         ========

Year ended June 30, 1993:

      Buildings and   $ 82,634        $12,022         $  257          $  (118)   (C)  $ 94,281
      Improvements

      Machinery and    161,502         26,622          6,181           (1,112)   (C)   180,831
      Equipment       --------        -------         ------          -------         --------

                      $244,136        $38,644         $6,438          $(1,230)        $275,112
                      ========        =======         ======          =======         ========

Year ended June 30, 1992:

      Buildings and   $ 70,043        $11,959         $  311           $  988    (A)  $ 82,634
      Improvements                                                        (87)   (B)
                                                                           42    (C)

      Machinery and    145,574         27,014         18,645            7,449    (A)   161,502
      Equipment                                                            87    (B)
                                                                           23    (C)
                      --------        -------         -------         -------         --------

                      $215,617        $38,973         $18,956          $8,502         $244,136
                      ========        =======         =======         =======         ========

__________________

      Note A - Huck assets acquired.
      Note B - Reclassification among property, plant and equipment accounts.
      Note C - Foreign currency translation adjustment.
      Note D - Annual depreciation provision was computed in general accordance with the following rates:
               Building and Improvements 2% to 33%
               Machinery and Equipment 6% to 33%

                                  SCHEDULE IX - SHORT-TERM BORROWINGS

                                         THIOKOL CORPORATION
                                            (in thousands)

      Col. A        Col. B          Col. C          Col. D          Col. E          Col. F

                                                    Maximum         Average         Weighted
Category of                         Weighted        Amount          Amount          Average
Aggregate           Balance at      Average         Outstanding     Outstanding     Interest Rate
Short-Term          End of          Interest        During the      During the      During the
Borrowings          Period          Rate            Period          Period (B)      Period (C)
- - ------------------------------------------------------------------------------------------------
Year ended
June 30, 1994:        $27,090          5.54%          $29,727         $23,496          7.02%
  Notes payable
  to banks

Year ended
June 30, 1993:        $26,989          7.53%          $32,901         $24,768          9.84%
  Notes payable
  to banks

Year ended
June 30, 1992:        $20,113         10.57%          $20,158         $10,662         10.51%
  Notes payable
  to banks

__________________

Note A -   Notes payable to banks represent borrowings under lines of credit borrowing arrangements which have no termination date but are reviewed annually for renewal.

Note B -   The average amount outstanding during the period was computed by dividing the total of month-end outstanding principal balances by 12.

Note C -   The weighted average interest rate during the period was computed by dividing the actual interest expense by the average short-term debt outstanding.

                  SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                                  THIOKOL CORPORATION
                                     (in thousands)


- - --------------------------------------------------------------------------------------------

                      Col. A                               Col. B

- - --------------------------------------------------------------------------------------------

                                                           Charged to
                      Item                            Costs and Expenses
- - --------------------------------------------------------------------------------------------
           Year ended June 30, 1994:                       $19,948
             Maintenance and Repairs

           Year ended June 30, 1993:                       $30,780
             Maintenance and Repairs

           Year ended June 30, 1992:                       $34,667
             Maintenance and Repairs




      Note:  Disclosure of amortization of intangible assets, advertising, taxes, other than payroll and income taxes, and royalty charges have been omitted as such amounts are less than one percent of sales for each year.

                                                             EXHIBIT 11 (a)






                    STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                 THIOKOL CORPORATION

                        (in thousands, except per share data)



                                                     Year Ended June 30
                                                ---------------------------
                                                  1994       1993       1992
                                                -------    -------    -------
Primary

    Average shares outstanding.                  19,658     20,068     19,808

    Additional shares assuming exercise of
    dilutive stock options--based on
    treasury stock method using average
    market prices.                                  315        316        343
                                                -------    -------    -------

    Total shares:                                19,973     20,384     20,151
                                                =======    =======    =======

    Net (loss) income:                          $(3,515)   $63,797    $62,989

    (Loss) earnings per share:                  $  (.18)   $  3.13    $  3.12
                                                ========   =======    =======


Fully Diluted

    Average shares outstanding.                  19,658     20,068     19,808

    Additional shares assuming exercise of
    dilutive stock options--based on
    treasury stock method using the year-end
    market price, if higher than average
    market price.                                   315        641        343
                                                -------    -------    -------

    Total shares:                                19,973     20,709     20,151
                                                =======    =======    =======

    Net (loss) income:                          $(3,515)   $63,797    $62,989

    (Loss) earnings per share:                  $  (.18)   $  3.08    $  3.12
                                                ========   =======    =======

                                                   EXHIBIT (22)(a)






                    SUBSIDIARIES OF THIOKOL CORPORATION


    The following is a list of operating subsidiary corporations of the Company as of June 30, 1994. Certain subsidiaries not considered significant have been omitted.


                                               State or Other
                                               Jurisdiction of
Subsidiary                                      Incorporation
- - ----------                                 -----------------------

Omneco, Inc.. . . . . . . . . . . . . . . . . . . .Nevada

Huck International, Inc.. . . . . . . . . . . . . .Delaware

Huck S.A. . . . . . . . . . . . . . . . . . . . . .France

Huck International GmbH & Co. . . . . . . . . . . .Germany

Huck International Ltd. . . . . . . . . . . . . . .United Kingdom

                                                EXHIBIT (24)








                      Consent of Independent Auditors


     We consent to the incorporation by reference in the Annual
Report (Form 10-K) of Thiokol Corporation of our report dated
August 2, 1994, included in the 1994 Annual Report to Shareholders of Thiokol Corporation.

     Our audits also included the financial statement schedules of Thiokol Corporation listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-18630, 33-2921, 33-10316, 2-76672, 2-90885 and 33-38322) pertaining to certain
Employee Savings and Investment Plans and Stock Option Plans of Thiokol Corporation of our report dated August 2, 1994, with respect to the consolidated financial statements incorporated herein by reference, and our report included in the preceding paragraph with respect to the financial statement schedules included in this Annual Report (Form 10-K) of Thiokol Corporation.


                                       ERNST & YOUNG LLP


Salt Lake City, Utah
September 21, 1994

                            THIOKOL CORPORATION
                             CREDIT AGREEMENT


     This Credit Agreement dated as of September 30, 1993 is among Thiokol Corporation, a Delaware corporation, each of the undersigned banks and The First National Bank of Chicago, individually and as agent for such banks. The parties hereto agree as follows:

                                 ARTICLE I

                                DEFINITIONS
                                -----------

     As used in this Agreement:

     "Absolute Rate Auction" means a solicitation of Bid Quotes setting forth Bid Absolute Rates pursuant to Section 2.2.

     "Absolute Rate Interest Period" means, with respect to a Bid
Absolute Rate Advance, a period of not less than 7 and not more than 180 days commencing on a Business Day selected by the Company pursuant to this Agreement. If such Absolute Rate
Interest Period would end on a day which is not a Business Day, such Absolute Rate Interest Period shall end on the next succeeding Business Day.

     "Advance" means either a Syndicated Advance or a Bid
Advance.

     "Administrative Agent" means The First National Bank of Chicago in its capacity as agent for the Banks pursuant to
Article X, and not in its individual capacity as a Bank, and any successor Administrative Agent appointed pursuant to Article X.

     "Aggregate Available Commitment" means at any time the Aggregate Commitment at such time less the Outstandings at such time.

     "Aggregate Commitment" means the aggregate of the Commitments of all the Banks hereunder.

     "Agreement" means this credit agreement, as it may be amended from time to time.

     "Article" means an article of this Agreement unless another document is specifically referenced.

     "Assessment Rate" means, for any CD Interest Period, the net assessment rate per annum (rounded upwards, if necessary, to the next higher 1/100 of 1%) payable to the Federal Deposit Insurance Corporation (or any successor) for the insurance of domestic deposits of

First Chicago during the calendar year in which the first day of such CD Interest Period falls, as reasonably estimated by the Administrative Agent on the first day of the CD Interest Period.

     "Authorized Representative" means the Chief Financial Officer or the Treasurer of the Company or any other officer or employee of the Company designated in writing as an "Authorized Representative" under this Agreement by the Chief Financial Officer or the Treasurer of the Company.

     "Bankruptcy Code" means Title 11, United States Code
Sections 1 et seq., as the same may be amended from time to time, and any successor thereto or replacement therefor which may be hereafter enacted.

     "Banks" means the banks listed on the signature pages of this Agreement and their respective successors and assigns.

     "Base Eurodollar Rate" means, with respect to a Eurodollar Rate Advance or Bid Eurodollar Advance for the relevant Eurodollar Interest Period, the rate determined by the Administrative Agent to be the rate at which deposits in U.S. Dollars are offered by First Chicago to first-class banks in the London interbank market at approximately 11 a.m. (London time) two Business Days prior to the first day of such Eurodollar Interest Period, in the approximate amount of First Chicago's relevant Eurodollar Rate Loan and having a maturity approximately equal to such Eurodollar Interest Period (for purposes of Bid Eurodollar Advances, such amount shall be determined as if First Chicago were to participate in such Advance ratably in proportion to its Commitment).

     "Base Fixed CD Rate" means, with respect to a Fixed CD Rate Advance for the relevant CD Interest Period, the rate determined by the Administrative Agent to be the arithmetic average (rounded upwards, if necessary, to the next higher 1/100th of 1%) of the prevailing bid rates quoted to the Agent at or before 10 a.m. (Chicago time) on the first day of such CD Interest Period by three New York or Chicago certificate of deposit dealers of recognized standing selected by the Administrative Agent in its sole discretion for the purchase at face value of certificates of deposit of First Chicago in the approximate amount of First Chicago's relevant Fixed CD Rate Loan and having a maturity approximately equal to such CD Interest Period (provided that, if such quotations from such dealers are not available to First Chicago, First Chicago shall provide equivalent rate reasonably determined by it on the basis of another source or sources reasonably selected by it).

     "Bid Absolute Rate" means, with respect to a Bid Absolute Rate Loan made by a given Bank for the relevant Absolute Rate Interest Period, the rate of interest per annum (rounded to the nearest 1/100th of 1%) offered by such Bank and accepted by the Company.

     "Bid Absolute Rate Advance" means a borrowing hereunder consisting of the aggregate amount of the several Bid Absolute
Rate Loans made by some or all of the Banks to the Company at the same time and for the same Interest Period.

     "Bid Absolute Rate Loan" means a Loan which bears interest at the Bid Absolute Rate.

     "Bid Advance" means a borrowing hereunder consisting of the aggregate amount of the several Bid Loans made by some or all of the Banks to the Company at the same time and for the same
Interest Period.

     "Bid Borrowing Notice" is defined in Section 2.2.6.

     "Bid Eurodollar Advance" means a borrowing hereunder consisting of the aggregate amount of the several Bid Eurodollar
Loans made by some or all of the Banks to the Company at the same time and for the same Interest Period.

     "Bid Eurodollar Loan" means a Loan which bears interest at the Bid Eurodollar Rate.

     "Bid Eurodollar Rate" means, with respect to a Bid
Eurodollar Loan made by a given Bank for the relevant Eurodollar
Interest Period, the sum of (a) the Base Eurodollar Rate and (b) the Bid Margin offered by such Bank and accepted by the Company.

     "Bid Loan" means a Bid Eurodollar Loan or a Bid Absolute
Rate Loan.

     "Bid Margin" means the margin above or below the applicable
Base Eurodollar Rate offered for a Bid Eurodollar Loan, expressed as a percentage (rounded to the nearest 1/10,000th of 1%) to be added or subtracted from such Base Eurodollar Rate.

     "Bid Note" means a promissory note in substantially the form of Exhibit "B" hereto, with appropriate insertions, duly executed and delivered to the Administrative Agent by the Company and payable to the order of a Bank in the amount of the initial Aggregate Commitment, including any amendment, modification, renewal or replacement of such promissory note.

     "Bid Quote" means a Bid Quote substantially in the form of Exhibit "E" hereto completed and delivered by a Bank to the Administrative Agent in accordance with Section 2.2.4.

     "Bid Quote Request" means a Bid Quote Request substantially in the form of Exhibit "C" hereto completed and delivered by the Company to the Administrative Agent in accordance with Section
2.2.2.

     "Borrowing Date" means a date on which an Advance is made hereunder.

     "Borrowing Notice" means a Syndicated Borrowing Notice or a
Bid Borrowing Notice.

     "Business Day" means (a) with respect to borrowing, payment or rate selection of Eurodollar Rate Advances or Bid Eurodollar Advances, a day (other than a Saturday or Sunday) on which banks generally are open for business in Chicago and New York for the conduct of substantially all of their commercial lending activities and on which dealings in U.S. Dollars are carried on in the London interbank market and (b) for all other purposes, a day (other than a Saturday or Sunday) on which banks generally are open for business in Chicago and New York for the conduct of substantially all of their commercial lending activities.

     "Capitalized Lease" of any Person means any lease or lease agreement which creates a Capitalized Lease Obligation of such Person.

     "Capitalized Lease Obligation" of any Person means the obligation of such Person, as lessee, to pay rent for the letting, use or hire of real or personal property which in accordance with GAAP is required to be presented on the balance sheet of such Person as a liability.

     "CD Interest Period" means, with respect to a Fixed CD Rate Advance, a period of 30, 60, 90 or 180 days commencing on a Business Day selected by the Company pursuant to this Agreement. If such CD Interest Period would end on a day which is not a Business Day, such CD Interest Period shall end on the next succeeding Business Day.

     "Commitment" means, for each Bank, the obligation of the Bank to make Loans not exceeding the amount set forth opposite its signature below, as such amount may be modified from time to time.

     "Company" means Thiokol Corporation, a Delaware corporation.

     "Consent Period" is defined in Section 2.3.15.

     "Consolidated Earnings Before Interest and Taxes" means, for any fiscal quarter, the sum of (i) earnings before income taxes for such fiscal quarter, plus (ii) interest expenses for such fiscal quarter less (iii) equity earnings of unconsolidated Subsidiaries of the Company for such quarter, determined on a consolidated basis for the Company and the Consolidated Subsidiaries in accordance with GAAP.

     "Consolidated Funded Debt" means all Indebtedness of the Company and its Consolidated Subsidiaries which, on the date of determination, would be required to be shown on the Company's consolidated balance sheet prepared in accordance with GAAP.

     "Consolidated Interest Expense" means, for any fiscal quarter, the aggregate interest expense for the Company and all of its Consolidated Subsidiaries for such fiscal quarter.

     "Consolidated Tangible Net Worth" means the aggregate amount of common stockholders' equity as determined from a consolidated balance sheet of the Company and its Consolidated Subsidiaries, prepared in accordance with GAAP, less intangible assets of the Company and its Consolidated Subsidiaries determined in accordance with GAAP.

     "Consolidated Subsidiary" means any Subsidiary that is consolidated on a balance sheet of the Company in accordance with GAAP.

     "Continuing Bank" is defined in Section 2.3.15.

     "Corporate Base Rate" means a rate per annum equal to the corporate base rate of interest announced by First Chicago from time to time, changing when and as said corporate base rate changes.

     "Conversion/Continuation Notice" is defined in Section
2.1.5.

     "Default" means an event described in Article VII.

     "Dollars" and "$" mean lawful money of the United States of America.

     "ERISA" means the Employee Retirement Income Security Act of
1974, as amended from time to time.

     "Effective Date" means any Business Day on which the Company has complied with all of the terms and conditions of Section 4.1, the Company has paid all requisite fees to the Administrative Agent, and the Company, the Administrative Agent and the Banks have executed this Agreement.

     "Extension Request" is defined in Section 2.3.15.

     "Eurodollar Auction" means a solicitation of Bid Quotes setting forth Bid Margins based on the Base Eurodollar Rate pursuant to Section 2.2.

     "Eurodollar Interest Period" means, with respect to a Bid Eurodollar Advance or a Eurodollar Rate Advance, a period of one, two, three, six, nine, or twelve months commencing on a Business Day selected by the Company pursuant to this Agreement. Such Eurodollar Interest Period shall end on the day in the succeeding calendar month which corresponds numerically to the beginning day of such Eurodollar Interest Period; provided, however, that if there is no such numerically corresponding day in such succeeding month, such Eurodollar Interest Period shall end on the last Business Day of such succeeding month. If a Eurodollar Interest Period would otherwise end on a day which is not a Business Day, such Eurodollar Interest Period shall end on the next succeeding Business Day; provided, however, that if said next succeeding Business Day falls in a new month, such Eurodollar Interest Period shall end on the immediately preceding Business Day.

     "Eurodollar Rate" means, with respect to a Eurodollar Rate Advance for the relevant Eurodollar Interest Period, the sum of
(a) the quotient of (i) the Base Eurodollar Rate applicable to that Eurodollar Interest Period, divided by (ii) one minus the Reserve Requirement (expressed as a decimal) applicable to that Eurodollar Interest Period, if any, plus (b) 0.25% per annum. The Eurodollar Rate shall be rounded, if necessary, to the next higher 1/100th of 1%.

     "Eurodollar Rate Advance" means an Advance which bears interest at a Eurodollar Rate.

     "Eurodollar Rate Loan" means a Loan which bears interest at a Eurodollar Rate.

     "FAS 106" means Statement of Financial Accounting Standards
No. 106 of the Financial Accounting Standards Board (Employers
Accounting for Postretirement Benefits Other than Pensions).

     "FAS 112" means Statement of Financial Accounting Standards
No. 112 of the Financial Accounting Standards Board (Employers
Accounting for Postemployment Benefits).

     "Federal Funds Rate" means, for any day, an interest rate per annum equal to the weighted average of the rates on overnight Federal funds transactions with members of the Federal Reserve System arranged by Federal funds brokers on such day, as published for such day (or, if such day is not a Business Day, for the immediately preceding Business Day) by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations at approximately 10 a.m. (Chicago time) on such day on such transactions received by the Administrative Agent from three Federal funds brokers of recognized standing selected by the Administrative Agent in its sole discretion.

     "First Chicago" means The First National Bank of Chicago in its individual capacity and not as agent hereunder.

     "Fixed CD Rate" means, with respect to a Fixed CD Rate Advance for the relevant CD Interest Period, a rate per annum equal to the sum of (a) the quotient of (i) the Base Fixed CD Rate applicable to that CD Interest Period, divided by (ii) one minus the Reserve Requirement (expressed as a decimal) applicable to that CD Interest Period, if any, plus (b) the Assessment Rate applicable to that CD Interest Period, plus (c) 0.375% per annum. The Fixed CD Rate shall be rounded, if necessary, to the next higher 1/100 of 1%.

     "Fixed CD Rate Advance" means an Advance which bears interest at a Fixed CD Rate.

     "Fixed CD Rate Loan" means a Loan which bears interest at a Fixed CD Rate.

     "Fixed Rate" means the Fixed CD Rate, the Eurodollar Rate, the Bid Eurodollar Rate or the Bid Absolute Rate.

     "Fixed Rate Advance" means an Advance which bears interest at a Fixed Rate.

     "Fixed Rate Loan" means a Loan which bears interest at a Fixed Rate.

     "Floating Rate" means, for any day, a rate per annum equal to the higher of (a) the Corporate Base Rate for such day and (b) the Federal Funds Rate for such day plus .5% per annum.

     "Floating Rate Advance" means an Advance which bears interest at the Floating Rate.

     "Floating Rate Loan" means a Loan which bears interest at the Floating Rate.

     "GAAP" means generally accepted principles of accounting as in effect at the time of application to the provisions hereof provided that for purposes of determining compliance with Sections 6.2.7 and 6.2.8, the first $75,000,000 of the one-time after tax effects of FAS 106 and FAS 112, when adopted by the Company, shall be excluded from the Company's calculations.

     "Guaranty" of any Person means any agreement by which such Person assumes, guarantees, endorses, contingently agrees to purchase or provide funds for the payment of, or otherwise becomes liable upon, the obligation of any other Person, or agrees to maintain the net worth or working capital or other financial condition of any other Person or otherwise assure any creditor of such other Person against loss, and shall include, without limitation, the contingent liability of such Person under or with respect to any Letter of Credit.

     "Indebtedness" of any Person means, without duplication, (a) the obligations of such Person (i) for borrowed money, (ii) under or with respect to notes payable and drafts accepted which represent extensions of credit (whether or not representing obligations for borrowed money) to such Person or (iii) for the deferred purchase price of property or services other than current accounts payable arising in the ordinary course of business on terms customary in the trade, (b) the obligations of others, whether or not assumed, secured by Liens on property of such Person or payable out of the proceeds of or production from property now or hereafter owned or acquired by such Person, (c) the Capitalized Lease Obligations of such Person and (d) the obligations of such Person under Guaranties by such Person of any Indebtedness (other than obligations for borrowed money incurred to finance the purchase of property leased to such Person pursuant to a Capitalized Lease of such Person) of any other Person.

     "Interest Period" means a CD Interest Period, a Eurodollar
Interest Period, or an Absolute Rate Interest Period.

     "Invitation for Bid Quotes" means an Invitation for Bid
Quotes substantially in the form of Exhibit "D" hereto completed and delivered by the Administrative Agent to the Banks in accordance with Section 2.2.3.

     "Lending Installation" means, for each type of Loan, any office, branch, subsidiary or affiliate of any Bank.

     "Letter of Credit" of any Person means a letter of credit or similar instrument which is issued upon the application of such Person or upon which such Person is account party or for which such Person is in any way liable.

     "Lien" means, with respect to the property of any Person, any security interest, mortgage, pledge, lien, claim, charge, encumbrance, conditional sale agreement, title retention agreement, lessor's interest under a Capitalized Lease or analogous instrument, in, of or on any of the property of such Person.

     "Loan" means, with respect to a Bank, such Bank's portion of any Advance.

     "Loan Documents" means this Agreement and the Notes.

     "Minimum Extension Amount" means an amount greater than 50% of the Aggregate Commitment as of the Effective Date.

     "Note" means a Bid Note or a Syndicated Note.

     "Obligations" means all unpaid principal and accrued and unpaid interest under the Notes, all accrued and unpaid commitment and facility fees and all other obligations of the Company or any Subsidiary to the Banks or to any Bank or the Administrative Agent arising under the Loan Documents.

     "Outstandings" means at any time the aggregate of the principal amounts of all outstanding Advances.

     "Payment Date" shall mean the last Business Day of each quarter, commencing September 30, 1993.

     "Permitted Lien" means any lien described in clauses (a) through (j) of Section 6.2.6.

     "Person" means any corporation, natural person, firm, joint venture, partnership, trust, unincorporated organization, government or any department or agency of any government.

     "Plan" means a defined benefit pension plan as such term is defined in Section 3(35) of ERISA for the unfunded liabilities of which upon termination the Company or any Subsidiary could be held liable by the Pension Benefit Guaranty Corporation.

     "Plan Year" means a plan year as defined in Section 3(39) of ERISA.

     "Prepayment Event" means the earliest to occur of (a) the date of a public announcement that a Person or group of affiliated or associated Persons (an "Acquiring Person") has acquired, or has obtained the right to acquire, legal or beneficial ownership of more than 50% of the outstanding shares of the Voting Stock of the Company, (b) the date of the commencement of a tender offer or exchange offer that would result in an Acquiring Person legally or beneficially owning more than 50% of the outstanding shares of the Voting Stock of the Company, and (c) the date an Acquiring Person acquires all or substantially all of the assets of the Company.

     "Prior Agreement" means that certain Credit Agreement dated as of August 24, 1989, among the Company, First Chicago as administrative agent, and the banks party thereto.

     "Rate Option" means the Eurodollar Rate, the Fixed CD Rate or the Floating Rate.

     "Regulation D" means Regulation D of the Board of Governors of the Federal Reserve System from time to time in effect and shall include any successor or other regulation or official interpretation of said Board of Governors relating to reserve requirements applicable to member banks of the Federal Reserve System.

     "Regulation U" means Regulation U of the Board of Governors of the Federal Reserve System from time to time in effect and shall include any successor or other regulation or official interpretation of said Board of Governors relating to the extension of credit by banks for the purpose of purchasing or carrying margin stocks applicable to member banks of the Federal Reserve System.

     "Reportable Event" means a reportable event as defined in
Section 4043 of ERISA.

     "Required Banks" means Banks in the aggregate holding at least 66 2/3% of the aggregate unpaid principal amount of the Syndicated Advances or, if no Syndicated Advances are outstanding, Banks in the aggregate having at least 66 2/3% of the Aggregate Commitment. If no Syndicated Advances are outstanding and the Aggregate Commitment has been cancelled or terminated, "Required Banks" shall mean Banks in the aggregate holding at least 66 2/3% of the aggregate unpaid principal amount of the Bid Advances.

     "Reserve Requirement" means, with respect to a Eurodollar Interest Period or a CD Interest Period, the maximum aggregate reserve requirement (including all basic, supplemental, marginal and other reserves) which is imposed under Regulation D on new non-personal time deposits of $100,000 or more with a maturity equal to that of the CD Interest Period (in the case of Fixed CD Rate Advances) or on Eurocurrency liabilities (in the case of Eurodollar Rate Advances).

     "Section" means a numbered section of this Agreement, unless another document is specifically referenced.

     "Security" shall have the same meaning as in Section 2(1) of the Securities Act of 1933, as amended.

     "Special Absolute Rate Auction" is defined in Section 2.2.2.

     "Subsidiary" of a Person means (i) any corporation more than 50% of the outstanding securities having ordinary voting power of which shall at the time be owned or controlled, directly or indirectly, by such Person or by one or more of its Subsidiaries or by such Person and one or more of its Subsidiaries, or (ii) any partnership, association, joint venture or similar business organization more than 50% of the ownership interests having ordinary voting power of which shall at the time be so owned or controlled. Unless otherwise expressly provided, all references herein to a "Subsidiary" shall mean a Subsidiary of the Company.

     "Syndicated Advance" means a borrowing hereunder consisting of the aggregate amount of the several Syndicated Loans made by the Banks to the Company at the same time, at the same Rate
Option and for the same Interest Period.

     "Syndicated Borrowing Notice" is defined in Section 2.1.4.

     "Syndicated Loan" means a Eurodollar Rate Loan, a Fixed CD
Rate Loan or a Floating Rate Loan.

     "Syndicated Note" means a promissory note in substantially the form of Exhibit "A" hereto, with appropriate insertions, duly executed and delivered to the Administrative Agent by the Company and payable to the order of a Bank in the amount of its Commitment, including any amendment, modification, renewal or replacement of such promissory note.

     "Termination Date" means the date occurring three years after the date of this Agreement or any anniversary of such date as may be determined in accordance with section 2.3.15, or any earlier date on which the Commitments are cancelled by the Company or otherwise terminated pursuant to this Agreement.

     "Type" means, with respect to any Syndicated Advance, its nature as a Floating Rate Advance, Eurodollar Advance or Fixed CD
Rate Advance.

     "Unfunded Liabilities" means, with regard to any Plan, the excess of the current value of the Plan's benefits guaranteed under ERISA over the current value of the Plan's assets allocable to such benefits as of the first day of the Plan Year of such Plan or as of any other date on which such Unfunded Liabilities are computed. The current value of the Plan's assets allocable to such benefits shall include any accrued contribution due but not yet paid; provided, however, that such contribution is paid within 90 days after it is due.

     "Unmatured Default" means an event which but for the lapse of time or the giving of notice, or both, would constitute a Default.

     "Voting Stock" means Securities of any class or classes, the holders of which are ordinarily, in the absence of contingencies, entitled to elect the corporate directors (or Persons performing similar functions).

     "Withdrawing Bank" is defined in Section 2.3.15.

     "Wholly-Owned Subsidiary" means any Subsidiary of which all of the outstanding voting securities or ownership interests having ordinary voting power are owned or controlled, directly or indirectly, by the Company or one or more Wholly-Owned Subsidiaries, or by the Company and one or more Wholly-Owned Subsidiaries, or any similar business organization which is so owned or controlled.

     The foregoing definitions shall be equally applicable to both the singular and plural forms of the defined terms.


                                ARTICLE II

                                THE CREDITS
                                -----------


      2.1.  Syndicated Advances.
            -------------------

      2.1.1. Commitments to Make Syndicated Loans. From and including the date of this Agreement and prior to the Termination Date, each Bank severally agrees, on the terms and conditions set forth in this Agreement, to make Syndicated Loans to the Company from time to time in amounts not to exceed in the aggregate at any one time outstanding the amount of its Commitment. Subject to the terms of this Agreement, the Company may borrow, repay and reborrow at any time prior to the Termination Date.

      2.1.2. Ratable Loans. Each Syndicated Advance hereunder shall consist of Syndicated Loans made from the several Banks ratably in proportion to the ratios that their respective
Commitments bear to the Aggregate Commitment.

      2.1.3.  Syndicated Advance Rate Options.  The Syndicated
Advances may be Floating Rate Advances, Fixed CD Rate Advances or
Eurodollar Rate Advances, or a combination thereof, selected by the Company in accordance with Sections 2.1.4 and 2.1.5.

      2.1.4. Method of Selecting Rate Options and Interest Periods for Syndicated Advances. The Company shall select the Rate Options and Interest Periods applicable to each Syndicated Advance from time to time. The Company shall give the Administrative Agent irrevocable notice (a "Syndicated Borrowing Notice") not later than 10:00 a.m. Chicago time on the Borrowing Date of each Floating Rate Advance, at least one Business Day before the Borrowing Date of each Fixed CD Rate Advance and at least three Business Days before the Borrowing Date for each Eurodollar Rate Advance, specifying:

     (a) the Borrowing Date, which shall be a Business Day, of such Syndicated Advance,

     (b) the aggregate amount of such Syndicated Advance, which shall be less than or equal to the Aggregate Available
          Commitment,

     (c) the Rate Option selected for such Syndicated Advance, and

     (d)  in the case of each Fixed Rate Advance, the Interest
          Period applicable thereto.

      2.1.5. Conversion and Continuation of Outstanding Syndicated Advances. Floating Rate Advances shall continue as Floating Rate Advances unless and until such Floating Rate Advances are converted into Fixed Rate Advances. Each Fixed Rate Advance of any Type shall continue as a Fixed Rate Advance of such Type until the end of the then applicable Interest Period therefor, at which time such Fixed Rate Advance shall be automatically converted into a Floating Rate Advance unless the Company shall have given the Administrative Agent a Conversion/Continuation Notice requesting that, at the end of such Interest Period, such Fixed Rate Advance either continue as a Fixed Rate Advance of such Type for the same or another Interest Period or be converted into an Advance of another Type. Subject to the terms of Section 2.3.2, the Company may elect from time to time to convert all or any part of a Syndicated Advance of any Type into any other Type or Types of Syndicated Advances; provided that (i) any conversion of any Fixed Rate Advance shall be made on, and only on, the last day of the Interest Period applicable thereto, and (ii) no Advance may be continued as or converted into a Fixed Rate Advance at such times as a Default or Unmatured Default has occurred and is continuing. The Company shall give the Administrative Agent irrevocable notice (a "Conversion/Continuation Notice") of each conversion of an Advance or continuation of a Fixed Rate Advance not later than 10:00 a.m. Chicago time on the date of the requested conversion into a Floating Rate Advance and at least one Business Day, in the case of a conversion into or continuation of a Fixed CD Rate Advance, or three Business Days, in the case of a conversion into or continuation of a Eurodollar Advance, prior to the date of the requested conversion or continuation, specifying:

  (i) the requested date, which shall be a Business Day, of such conversion or continuation;

 (ii) the aggregate amount and Type of the Advance which is to be converted or continued; and

(iii) the amount and Type(s) of Advance(s) into which such Advance is to be converted or continued and, in the case of a conversion into or continuation of a Fixed Rate Advance, the duration of the Interest Period applicable thereto.

      2.2.  Competitive Bid Advances.

      2.2.1. Bid Option. In addition to Syndicated Advances pursuant to Section 2.1, but subject to the terms and conditions of this Agreement, the Company may, as set forth in this Section 2.2, request the Banks to make offers to make Bid Loans to the Company. The Banks may, but shall have no obligation to, make such offers and the Company may, but shall have no obligation to, accept any such offers in the manner set forth in this Section 2.2.

      2.2.2. Bid Quote Request. When the Company wishes to request offers to make Bid Loans under this Section 2.2, it shall transmit to the Administrative Agent by telecopy or telefacsimile a Bid Quote Request so as to be received (x) in the case of a Eurodollar Auction, no later than noon Chicago time at least four Business Days prior to the Borrowing Date proposed therein or (y) in the case of an Absolute Rate Auction, no later than noon Chicago time at least one Business Day prior to the Borrowing Date proposed therein (or, in either case upon reasonable prior notice to the Banks, such other time and date as the Company and the Administrative Agent may agree); provided, however, that from time to time as the Company and the Administrative Agent may agree, but not more than twice during any one month, the Company may transmit a Bid Quote Request in the case of an Absolute Rate Auction so as to be received on or before 10:00 a.m. Chicago time on the Borrowing Date proposed therein (a "Special Absolute Rate Auction"). A Bid Quote Request shall specify:

          (a) the proposed Borrowing Date, which shall be a Business Day, for the proposed Bid Advance,

          (b) the aggregate amount of such Bid Advance, which shall be less than or equal to the Aggregate
               Available Commitment,

          (c) whether the Bid Quotes requested are to set forth a Bid Margin or a Bid Absolute Rate, and

          (d)  the Interest Period applicable thereto.

The Company may request offers to make Bid Loans for more than one, but not more than three, Interest Periods in a single Bid Quote Request. No Bid Quote Request shall be given within five Business Days (or such other number of days as the Company and the Administrative Agent may agree) of any other Bid Quote Request.

      2.2.3. Invitation for Bid Quotes. Promptly upon receipt of a Bid Quote Request, the Administrative Agent shall send to the Banks by telecopy or telefacsimile an Invitation for Bid Quotes substantially in the form of Exhibit "D" hereto, which shall constitute an invitation by the Company to each Bank to submit Bid Quotes offering to make the Bid Loans to which such Bid Quote Request relates in accordance with this Section 2.2.

      2.2.4.  Submission and Contents of Bid Quotes.

          (a) Each Bank may submit a Bid Quote containing an offer or offers to make Bid Loans in response to any Invitation for Bid Quotes. Each Bid Quote must comply with the requirements of this Section
               2.2.4 and must be submitted to the Administrative Agent by telecopy or telefacsimile at its offices specified in or pursuant to Article XII as follows:

              (i) in the case of a Euro-dollar Auction, no later
                  than 9:30 a.m. Chicago time at least three
                  Business Days prior to the proposed Borrowing
                  Date;

             (ii) in the case of an Absolute Rate Auction, no later
                  than 9:30 a.m. Chicago time on the proposed
                  Borrowing Date;

            (iii) in the case of a Special Absolute Rate Auction,
                  no later than 11:30 a.m. Chicago time on the proposed Borrowing Date; and

             (iv) in any case upon reasonable prior notice to the
                  Banks, such other time and date as the Company and the Administrative Agent may agree;

     provided that Bid Quotes submitted by First Chicago may be submitted, and may only be submitted, if the Administrative
     Agent or First Chicago notifies the Company of the terms of the offer or offers contained therein as follows:

             (i) in the case of a Euro-dollar Auction, no later
                 than 9:15 a.m. Chicago time at least three
                 Business Days prior to the proposed Borrowing
                 Date;

            (ii) in the case of an Absolute Rate Auction, no later
                 than 9:15 a.m. Chicago time on the proposed
                 Borrowing Date; and

           (iii) in the case of a Special Absolute Rate Auction, no later than 11:15 a.m. Chicago time on the proposed Borrowing Date.

     Subject to Article IV, any Bid Quote so made shall be irrevocable except with the written consent of the Administrative Agent given on the instructions of the Company.

     (b) Each Bid Quote shall be in substantially the form of Exhibit "E" hereto and shall in any case specify:

            (i) the proposed Borrowing Date, which shall be the
                same as that set forth in the applicable
                Invitation for Bid Quotes,

           (ii) the principal amount of the Bid Loan for which each such offer is being made (including, in the quoting Bank's discretion, the minimum amount, if any, of the Bid Loan offered by such Bank which may be accepted by the Company) which principal amount (1) may be greater than, less than or equal to the Commitment of the quoting Bank, (2) must be $1,000,000 or a larger integral multiple thereof and (3) may not exceed the principal amount of Bid Loans for which offers were requested,

          (iii) in the case of a Eurodollar Auction, the Bid
                Margin offered for each such Bid Loan,

           (iv) in the case of an Absolute Rate Auction, the Bid
                Absolute Rate offered for each such Bid Loan, and

            (v) the identity of the quoting Bank.

     (c)  Any Bid Quote shall be disregarded that:

            (i) is not substantially in the form of Exhibit "E"
                hereto or does not specify all of the information required by Section 2.2.4(b);

           (ii) contains qualifying, conditional or similar language, other than any such language contained in Exhibit "E";

          (iii) proposes terms other than or in addition to those set forth in the applicable Invitation for Bid
                Quotes; or

           (iv) arrives after the time set forth in Section
                2.2.4(a).
                                    45

      2.2.5. Notice to Company. The Administrative Agent shall promptly notify the Company of the terms (i) of any Bid Quote submitted by a Bank that is in accordance with Section 2.2.4,
(ii) of any Bid Quote described in Section 2.2.4(c) or that otherwise fails to comply with the requirements of this Agreement, and (iii) of any Bid Quote that amends, modifies or is otherwise inconsistent with a previous Bid Quote submitted by such Bank with respect to the same Bid Quote Request. Any such subsequent Bid Quote shall be disregarded by the Administrative Agent unless such subsequent Bid Quote is submitted solely to correct a manifest error in such former Bid Quote. The Administrative Agent's notice to the Company shall specify the aggregate principal amount of Bid Loans for which offers have been received for each Interest Period specified in the related Bid Quote Request and the respective principal amounts and Bid Margins or Bid Absolute Rates, as the case may be, so offered.

      2.2.6. Acceptance and Notice by Company. The Company shall notify the Administrative Agent of its acceptance or non-acceptance of the offers so notified to it pursuant to
Section 2.2.5 as follows:

       (i) in the case of a Euro-dollar Auction, no later than 11:00 a.m. Chicago time at least three
               Business Days prior to the proposed Borrowing
               Date;

      (ii) in the case of an Absolute Rate Auction, no later than 11:00 a.m. Chicago time on the proposed
               Borrowing Date;

     (iii) in the case of a Special Absolute Rate Auction, no later than noon Chicago time on the proposed
               Borrowing Date; and

      (iv) in any case upon reasonable prior notice to the Banks, such other time and date as the Company and the Administrative Agent may agree.

Promptly upon such notification, the Administrative Agent shall notify the Banks of the Company's acceptance or non-acceptance of such offers. In the case of acceptance, such notice (a "Bid Borrowing Notice") shall specify the aggregate principal amount of offers for each Interest Period that are accepted. The Company may accept any Bid Quote in whole or in part; provided that:

     (a) the aggregate principal amount of each Bid Advance may not exceed the applicable amount set forth in the related Bid Quote Request,

     (b) acceptance of offers may only be made on the basis of ascending Bid Margins or Bid Absolute Rates, as the case may be,

     (c)  no Bid Quote may be accepted which would result in Bid
          Advances being outstanding for more than ten different
          Interest Periods at any one time, and

     (d) the Company may not accept any offer that is described in Section 2.2.4(c) or that otherwise fails to comply with the requirements of this Agreement.

      2.2.7. Allocation by Administrative Agent. If offers are made by two or more Banks with the same Bid Margins or Bid Absolute Rates, as the case may be, for a greater aggregate principal amount than the amount in respect of which offers are accepted for the related Interest Period, the principal amount of Bid Loans in respect of which such offers are accepted shall be allocated by the Administrative Agent among such Banks as nearly as possible (in such multiples, not greater than $100,000, as the Administrative Agent may deem appropriate) in proportion to the aggregate principal amount of such offers. Determinations by the Administrative Agent of the amounts of Bid Loans shall be conclusive in the absence of manifest error.

     2.2.8.  Payment on Last Day of Interest Period.  Each Bid
Loan shall be paid in full by the Company on the last day of the Interest Period applicable thereto.

      2.3.  General Facility Terms.

      2.3.1. Method of Borrowing. Not later than 1:00 p.m. Chicago time on each Borrowing Date, each Bank shall make available its Loan or Loans in funds immediately available in Chicago, to the Administrative Agent at its address specified pursuant to Article XII. The Administrative Agent will make the funds so received from the Banks available to the Company at the Administrative Agent's aforesaid address. Notwithstanding the foregoing provisions of this Section 2.3.1 but subject to Section 2.1.5, to the extent that a Loan made by a Bank matures on the Borrowing Date of a requested Loan, such Bank shall first apply the proceeds of the Loan it is then making to the repayment of the maturing Loan.

      2.3.2. Minimum Amount of Each Advance. Each Advance shall be in the minimum amount of $1,000,000 (and in multiples of $1,000,000 if in excess thereof), provided, however, that any Floating Rate Advance may be in the aggregate amount of the Aggregate Available Commitment.

      2.3.3. Termination; Required Payments. The Commitments to lend hereunder shall expire on the Termination Date. Any outstanding Advances and all other unpaid Obligations shall be paid in full by the Company on the Termination Date or, at the election of the Required Banks in accordance with Section 8.1, upon the occurrence of a Prepayment Event.

      2.3.4. Optional Principal Payments. The Company may from time to time pay all outstanding Floating Rate Advances, or, in a minimum aggregate amount of $1,000,000, or any integral multiple thereof, any portion of the outstanding Floating Rate Advances upon one Business Day's prior notice to the Administrative Agent without penalty or premium. A Fixed Rate Advance may be paid prior to the last day of the applicable Interest Period; provided, however, that the Company shall indemnify each Bank for any loss or cost incurred by it resulting therefrom in accordance with
Section 3.4.

      2.3.5.  Facility Fees and Voluntary Reduction of
Commitments.

          (a) The Company agrees to pay to the Administrative Agent for the account of each Bank a facility fee on the daily amount of such Bank's Commitment from the Effective Date to but not including the Termination Date, equal to (i) .25% per annum at all times that the ratio of Consolidated Funded Debt to Consolidated Tangible Net Worth is less than 1.0 to 1, and (ii) .375% at all other times, such fee payable in arrears on each Payment Date hereafter and on the Termination Date.

          (b) The Company may permanently reduce the Aggregate Commitment in whole, or in part ratably among the Banks in integral multiples of $4,000,000, upon at least five Business Days' written notice to the Administrative Agent, which shall be irrevocable and shall specify the amount of any such reduction, provided, however, that the amount of the Aggregate Commitment may not be reduced below the Outstandings at the time such reduction is to take effect. All accrued facility fees shall be payable on the effective date of any termination of the obligations of the Banks to make Loans hereunder.

      2.3.6.  Agency Fee and Auction Fee.

          (a) The Company shall pay to the Administrative Agent as compensation for its services hereunder an agency fee as provided for in a letter agreement dated
              August 13, 1993 between the Company and the Administrative Agent.

          (b) The Company shall pay an auction fee to the Administrative Agent each time Bid Quotes are requested in the amount of $200 per Bank per each Bid Quote Request transmitted by the Company to the Administrative Agent pursuant to Section 2.2.2.

     2.3.7. Changes in Interest Rate, etc. Each Floating Rate Advance shall bear interest on the outstanding principal amount thereof, for each day from and including the date such Advance is made or is converted from a Fixed Rate Advance into a Floating Rate Advance pursuant to Section 2.1.5 to but excluding the date it becomes due or is converted into a Fixed Rate Advance pursuant to Section 2.1.5 hereof, at a rate per annum equal to the Floating Rate for such day. Changes in the rate of interest on that portion of any Advance maintained as a Floating Rate Advance will take effect simultaneously with each change in the Floating Rate. Each Fixed Rate Advance shall bear interest from and including the first day of the Interest Period applicable thereto to (but not including) the last day of such Interest Period at the interest rate determined as applicable to such Fixed Rate Advance. No Interest Period may end after the Termination Date.

      2.3.8. Rate after Maturity. Except as provided in the next sentence, any Advance not paid at maturity, whether by acceleration or otherwise, shall bear interest until paid in full at a rate per annum equal to the Floating Rate plus 2% per annum. In the case of a Fixed Rate Advance the maturity of which is accelerated pursuant to Section 8.1, such Fixed Rate Advance shall bear interest until paid in full at the higher of the rate otherwise applicable to such Interest Period plus 2% per annum or the Floating Rate plus 2% per annum.

     2.3.9. Interest Payment Dates; Interest and Fee Basis. Interest accrued on each Floating Rate Advance shall be payable on each Payment Date, on any date on which the Floating Rate Advance is prepaid, whether due to acceleration or otherwise, and at maturity. Interest accrued on each Fixed Rate Advance shall be payable on the last day of its applicable Interest Period and on any date on which such Advance is prepaid, whether due to acceleration or otherwise. Interest accrued on each Fixed Rate Advance having an Interest Period longer than three months shall also be payable on the last day of each three-month interval during such Interest Period. Interest on Fixed Rate Advances and facility fees shall be calculated for the actual number of days elapsed on the basis of a year consisting of 360 days. Interest on Floating Rate Advances shall be calculated for the actual number of days elapsed on the basis of a year consisting of 365, or when appropriate 366, days. Interest shall be payable for the day an Advance is made but not for the day of any payment on the amount paid if payment is received prior to 1:00 p.m. (Chicago time) at the place of payment. In the event any such payment is made with the proceeds of an Advance, such payment shall be deemed to have been made prior to 1:00 p.m. (Chicago time) on the day such Advance is made. If any payment of principal of or interest on an Advance or any payment of fees shall become due on a day which is not a Business Day, such payment shall be made on the next succeeding Business Day and, in the case of a principal payment or a payment of fees, such extension of time shall be included in computing interest in connection with such principal payment or in computing the amount of such payment of fees, as the case may be.

     2.3.10. Method of Payment. All payments of principal, interest, and fees hereunder shall be made in immediately available funds to the Administrative Agent at the Administrative Agent's address specified pursuant to Article XII or at any other Lending Installation of the Administrative Agent specified in writing by the Administrative Agent to the Company by noon (local time) on the date when due. Subject to Section 8.1(b), each such payment shall be applied to any Advances and other amounts then due in accordance with the written instructions from the Company to the Administrative Agent before or accompanying such payment and shall be applied ratably among those Banks for whom any payment is then due in proportion to the type of Advance or other payment then due. Each payment delivered to the Administrative Agent for the account of any Bank shall be delivered promptly by the Administrative Agent to such Bank in the same type of funds which the Administrative Agent received at its address specified pursuant to Article XII or at any Lending Installation specified in a notice received by the Administrative Agent from such Bank. The Administrative Agent is hereby authorized to charge the account of the Company for each payment of principal, interest and fees as it becomes due hereunder.

     2.3.11. Notes; Telephonic Notices. The Syndicated Loans shall be evidenced by the Syndicated Notes. The Bid Loans shall be evidenced by the Bid Notes. Each Bank is hereby authorized to record on the schedule attached to each of its Notes, or otherwise record in accordance with its usual practice, the date and amount of each of its Loans of the type evidenced by such Note; provided, however, that any failure to so record shall not affect the Company's obligations under any Note. The Company hereby authorizes the Banks and the Administrative Agent to extend Advances, effect Rate Option selections and submit Bid Quotes based on telephonic notices made by any person or persons the Administrative Agent or any Bank in good faith believes to be an Authorized Representative acting on behalf of the Company.
The Company agrees to deliver promptly to the Administrative Agent a written confirmation of each telephonic notice signed by an Authorized Representative. If the written confirmation differs in any material respect from the action taken by the Administrative Agent and the Banks, the records of the Administrative Agent and the Banks shall govern absent manifest error.

     2.3.12. Notification of Advances, Interest Rates, Prepayments and Commitment Reductions. Promptly after receipt thereof, the Administrative Agent will notify each Bank of the contents of each commitment reduction notice, Borrowing Notice, Conversion/Continuation Notice, and repayment notice received by it hereunder. The Administrative Agent will notify each Bank of the interest rate applicable to each Fixed Rate Advance promptly upon determination of such interest rate and will give each Bank prompt notice of each change in the Corporate Base Rate.

     2.3.13. Lending Installations. Each Bank may book the Loans at any Lending Installation selected by the Bank and may change the Lending Installation from time to time. All terms of this Agreement shall apply to any such Lending Installation and the Notes shall be deemed held by each Bank for the benefit of such Lending Installation. Each Bank may, by written notice to the Administrative Agent and the Company, designate a Lending Installation through which Loans are made by it and for whose account Loan payments are to be made. In the event that any Bank has booked its outstanding Eurodollar Rate Loans or Bid Eurodollar Loans at such a designated Lending Installation, the Company hereby agrees, upon the written request of such Bank and receipt of such Bank's applicable Note, to execute and deliver to such Bank for the account of such Bank's existing Lending Installation and the account of such designated Lending Installation, respectively, both: (i) as the case may be, a new Syndicated Note which shall exclusively evidence all of such Bank's Floating Rate Loans and Fixed CD Rate Loans then and thereafter outstanding or a new Bid Note which shall exclusively evidence all of such Bank's Bid Absolute Rate Loans then and thereafter outstanding and (ii) as the case may be, a new Syndicated Note which shall exclusively evidence all of such Bank's Eurodollar Rate Loans then and thereafter outstanding or a new Bid Note which shall exclusively evidence all of such Bank's Bid Eurodollar Loans then and thereafter outstanding, each of said new Notes to be in substantially the form of Exhibit "A" hereto in the case of Syndicated Notes or the form of Exhibit "B" hereto in the case of Bid Notes with such appropriate changes in either case as may be agreed to by such Bank, the Company and the Administrative Agent and each of their respective legal counsel. Upon such Bank's receipt of its new Notes, it is hereby authorized and instructed by the Company to record on the respective schedules attached thereto all of such Bank's Loans then outstanding of the type evidenced by each such Note.

     2.3.14. Non-Receipt of Funds by the Administrative Agent. Unless the Company or a Bank, as the case may be, notifies the Administrative Agent prior to the date on which it is scheduled to make payment to the Administrative Agent of (a) in the case of a Bank, the proceeds of a Loan or (b) in the case of the Company, a payment of principal, interest or fees to the Administrative Agent for the account of the Banks, that it does not intend to make such payment, the Administrative Agent may assume that such payment has been made. The Administrative Agent may, but shall not be obligated to, make the amount of such payment available to the intended recipient in reliance upon such assumption. If such Bank or the Company, as the case may be, has not in fact made such payment to the Administrative Agent, the recipient of such payment shall, on demand by the Administrative Agent, repay to the Administrative Agent the amount so made available together with interest thereon in respect of each day during the period commencing on the date such amount was so made available by the Administrative Agent until the date the Administrative Agent recovers such amount at a rate per annum equal to (a) in the case of payment by a Bank, the Federal Funds Rate for such day or (b) in the case of payment by the Company, the interest rate applicable to the relevant Loan.

     2.3.15.  Extension of Termination Date.   The Company may,
by written notice to the Administrative Agent (each such notice an "Extension Request") given not later than 60 days but not sooner than 90 days prior to any anniversary of the date of this Agreement occurring at least one year before the then-effective Termination Date, request an extension of the Termination Date to the date occurring one year after the then-applicable Termination Date. A limit of two Extension Requests may be delivered to the Administrative Agent during the term of this Agreement (including any extensions hereof pursuant to the terms of this Section). No such extension shall be effective with respect to any Bank which, by a notice to the Company and the Administrative Agent given within 30 days after the Administrative Agent's receipt of such Extension Request (such 30-day period the "Consent Period"), declines to consent to such extension or which has failed to respond to the Company and the Administrative Agent during the Consent Period (each such Bank hereinafter a "Withdrawing Bank"). Notwithstanding anything herein to the contrary, in the event that the aggregate Commitments of Banks consenting to such extension (each such Bank hereinafter a "Continuing Bank") is less than the Minimum Extension Amount, such extension shall not be effective with respect to any Bank and the Company's right to request extensions shall terminate unless, within 60 days of the last day of the applicable Consent Period, Continuing Banks, or new Banks reasonably acceptable to the Agent consenting to the proposed extension, have acquired sufficient Commitments to equal or exceed the Minimum Extension Amount.

     2.3.16. Withholding Tax Exemption. At least five Business Days prior to the first date on which interest or fees are payable hereunder for the account of any Bank, each Bank that is not incorporated under the laws of the United States of America, or a state thereof, agrees that it will deliver to each of the Company and the Administrative Agent two duly completed copies of United States Internal Revenue Service Form 1001 or 4224, certifying in either case that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes. Each Bank which so delivers a Form 1001 or 4224 further undertakes to deliver to each of the Company and the Administrative Agent two additional copies of such form (or a successor form) on or before the date that such form expires (currently, three successive calendar years for Form 1001 and one calendar year for Form 4224) or becomes obsolete or after the occurrence of any event requiring a change in the most recent forms so delivered by it, and such amendments thereto or extensions or renewals thereof as may be reasonably requested by the Company or the Administrative Agent, in each case certifying that such Bank is entitled to receive payments under this Agreement and the Notes without deduction or withholding of any United States federal income taxes, unless an event (including without limitation any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank advises the Company and the Administrative Agent that it is not capable of receiving payments without any deduction or withholding of United States federal income tax.


                                ARTICLE III

                 CHANGE IN CIRCUMSTANCES; INDEMNIFICATION

      3.1. Yield Protection. If any law or any governmental or quasi-governmental rule, regulation, policy, guideline or directive (whether or not having the force of law) which becomes effective after the date hereof, or any interpretation thereof, or compliance of any Bank with such,

  (i) subjects any Bank or any applicable Lending Installation to any tax, duty, charge or withholding on or from payments due from the Company (excluding taxation of the overall net income of any Bank or applicable Lending Installation), or changes the basis of taxation of payments to any Bank in respect of its Loans or other amounts due it hereunder, or

 (ii) imposes or increases or deems applicable any reserve, assessment, insurance charge, special deposit or similar requirement against assets of, deposits with or for the account of, or credit extended by, any Bank or any applicable Lending Installation (other than reserves and assessments taken into account in determining the interest rate applicable to Fixed Rate Advances), or

(iii) imposes any other condition the result of which is to increase the cost to any Bank or any applicable Lending Installation of making, funding or maintaining loans or reduces any amount receivable by any Bank or any applicable Lending Installation in connection with loans, or requires any Bank or any applicable Lending Installation to make any payment calculated by reference to the amount of loans held or interest received by it, by an amount deemed material by such Bank, then, within 15 days of demand by such Bank, the Company shall pay such Bank that portion of such increased expense incurred or reduction in an amount received which such Bank determines is attributable to making, funding and maintaining its Loans and its Commitment.

     3.2. Changes in Capital Adequacy Regulations. If a Bank determines the amount of capital required or expected to be maintained by such Bank, any Lending Installation of such Bank or any corporation controlling such Bank is increased as a result of a Change, then, within 15 days of demand by such Bank, the Company shall pay such Bank the amount necessary to compensate for any shortfall in the rate of return on the portion of such increased capital which such Bank determines is attributable to this Agreement, its Loans or its obligation to make Loans hereunder (after taking into account such Bank's policies as to capital adequacy). No Bank shall be entitled to demand payment under this Section 3.2 to the extent that such payment relates to a period of time more than 90 days prior to the date upon which such Bank first notified the Company of the occurrence of the event entitling such Bank to such payment. "Change" means (i) any change after the date of this Agreement in the Risk-Based Capital Guidelines or (ii) any adoption of or change in any other law, governmental or quasi-governmental rule, regulation, policy, guideline, interpretation, or directive (whether or not having the force of law) after the date of this Agreement which affects the amount of capital required or expected to be maintained by any Bank or any Lending Installation or any corporation controlling any Bank. "Risk-Based Capital Guidelines" means (i) the risk-based capital guidelines in effect in the United States on the date of this Agreement, including transition rules, and
(ii) the corresponding capital regulations promulgated by regulatory authorities outside the United States implementing the July 1988 report of the Basle Committee on Banking Regulation and Supervisory Practices Entitled "International Convergence of Capital Measurements and Capital Standards," including transition rules, and any amendments to such regulations adopted prior to the date of this Agreement.

      3.3. Availability of Interest Rate. If any Bank determines that maintenance of its Eurodollar Rate Loans or Bid Eurodollar Loans at a suitable Lending Installation would violate any applicable law, rule, regulation, or directive, whether or not having the force of law, or if the Required Banks determine that (i) deposits of a type and maturity appropriate to match fund Fixed Rate Advances are not available or (ii) a Fixed Rate does not accurately reflect the cost of making or maintaining a Fixed Rate Advance, then the Administrative Agent shall (x) suspend the availability of the affected Rate Option and require any Fixed Rate Advances outstanding under an affected Rate Option to be converted to an unaffected Rate Option and (y) suspend the ability of the Company to request bids for Bid Eurodollar Loans and require that any outstanding Bid Eurodollar Advances bear interest for the Interest Period applicable thereto at the Floating Rate. Subject to the provisions of Article II hereof, the Company may select any unaffected Rate Option to apply to such affected Advances other than Bid Eurodollar Advances. If the Company fails to select a new Rate Option, the affected Advances shall be Floating Rate Advances.

      3.4. Failure to Pay or Borrow on Certain Dates. If any payment of a Fixed Rate Advance occurs on a date which is not the last day of the applicable Interest Period, whether because of acceleration, prepayment or otherwise, or a Fixed Rate Advance is not made on the date specified by the Company for any reason other than default by the Banks, the Company will indemnify each Bank for any loss or cost incurred by it resulting therefrom, including, without limitation, any loss or cost in liquidating or employing deposits acquired to fund or maintain the Fixed Rate Advance.

      3.5. Bank Certificates; Survival of Indemnity. To the extent reasonably possible, each Bank shall designate an alternate Lending Installation with respect to its Fixed Rate Loans to reduce any liability of the Company to such Bank under Sections 3.1 and 3.2 or to avoid the unavailability of a Rate Option or Bid Eurodollar Loans under Section 3.3, so long as such designation is not disadvantageous to such Bank as determined by such Bank in its sole discretion. A certificate of a Bank as to the amount due, if any, under Sections 3.1, 3.2, or 3.4 shall be final, conclusive and binding on the Company in the absence of manifest error. Such certificate shall set forth in reasonable detail the basis of the determination of amounts due under such Sections. Determination of amounts payable under such Sections in connection with a Fixed Rate Loan shall be calculated as though each Bank funded its Fixed Rate Loan through the purchase of a deposit of the type and maturity corresponding to the deposit used as a reference in determining the Fixed Rate applicable to such Loan, whether in fact that is the case or not. Unless otherwise provided herein, the amount specified in the certificate shall be payable on demand after receipt by the Company of the certificate. The obligations of the Company under Sections 3.1, 3.2, and 3.4 shall survive payment of the Obligations and termination of this Agreement.



                                ARTICLE IV

                           CONDITIONS PRECEDENT
                           --------------------

      4.1. Initial Advance. No Bank shall be required to make its initial Loan hereunder unless the Company has furnished to the Administrative Agent with sufficient copies for the Banks:

     (a) Copies of the Articles of Incorporation of the Company, together with all amendments, and a certificate of good standing, both certified on or within 15 days prior to the Effective Date by the Secretary of State of Delaware.

     (b) Copies, certified on the Effective Date by the Secretary or Assistant Secretary of the Company, of its By-Laws and of its Board of Directors' resolutions (and resolutions of other bodies, if any are deemed necessary by counsel for any Bank) authorizing the execution of the Loan Documents.

     (c) An incumbency certificate, certified on the Effective Date by the Secretary or Assistant Secretary of the Company, which shall identify by name and title and bear the signature of the officers of the Company authorized to sign the Loan Documents and to make borrowings hereunder, upon which certificates the Banks shall be entitled to rely until informed of any change in writing by the Company.

     (d) A written opinion of the counsel to the Company, addressed to the Banks, in substantially the form of Exhibit "F" hereto.

     (e) A certificate, dated the Effective Date, signed by the Chief Financial Officer of the Company, stating that on the Effective Date (i) no Default or Unmatured Default has occurred and is continuing and (ii) no Prepayment Event has occurred.

     (f) A Syndicated Note and a Bid Note payable to the order of each of the Banks.

     (g) Evidence satisfactory to the Administrative Agent of the termination of the Prior Agreement and payment of all obligations outstanding thereunder.

     (h)  Payment of all fees due and owing to the Administrative
          Agent and the Banks as at the Effective Date.

     (i) Written money transfer instructions, in substantially the form of Exhibit "G" hereto, addressed to the Administrative Agent and signed by an Authorized Officer, together with such other related money transfer authorizations as the Administrative Agent may have reasonably requested.

     (j) Such other documents as any Bank or its counsel may have reasonably requested.

      4.2. Each Advance. No Bank shall be required to make any Advance unless on the applicable Borrowing Date:

     (a)  There exists no Default or Unmatured Default or
          Prepayment Event.

     (b) The representations and warranties contained in Article V, except, in the case of each such Advance other than the initial Advance, the representation and warranty contained in Section 5.5, are true and correct in all material respects as of such Borrowing Date as if made on such Borrowing Date except for changes in the Schedules hereto reflecting transactions permitted by this Agreement.

     (c) No material adverse change in the financial condition of the Company and the Consolidated Subsidiaries taken as a whole as shown on the audited financial statements referred to in Section 5.4 has occurred since the date of such statements.

     (d) All legal matters incident to the making of such Advance shall be satisfactory to the Banks and their counsel.

Each Borrowing Notice with respect to each such Advance shall constitute a representation and warranty by the Company that the conditions contained in Sections 4.2(a), (b) and (c) have been satisfied.


                                 ARTICLE V

                      REPRESENTATIONS AND WARRANTIES.
                      -------------------------------

     The Company represents and warrants to the Banks that:

      5.1. Corporate Existence and Standing. Each of the Company and the Subsidiaries is a corporation duly incorporated, validly existing and in good standing under the laws of its jurisdiction of incorporation and each is duly qualified and in good standing in each jurisdiction where, because of the nature of its activities or properties, such qualification is required and the failure so to qualify would materially and adversely affect its business, assets, financial condition, operations or prospects.

      5.2. Authorization and Validity. The Company has the corporate power and authority and legal right to execute and deliver the Loan Documents and perform its obligations thereunder. The execution and delivery by the Company of the Loan Documents and the performance of its obligations thereunder have been duly authorized by proper corporate proceedings and the Loan Documents constitute legal, valid and binding obligations of the Company enforceable against the Company in accordance with their terms, except as enforceability may be limited by bankruptcy, insolvency or similar laws affecting the enforcement of creditors' rights generally.

      5.3. Compliance with Laws and Contracts. Neither the execution and delivery by the Company of the Loan Documents, the consummation of the transactions therein contemplated, nor compliance with the provisions thereof will violate any law, rule, regulation, order, writ, judgment, injunction, decree or award binding on the Company or any Subsidiary or the Company's or any Subsidiary's charter, articles or certificate of incorporation or by-laws or the provisions of any material indenture, instrument or agreement to which the Company or any Subsidiary is a party or is subject, or by which it, or its property, is bound, or conflict with or constitute a default thereunder, or result in the creation or imposition of any Lien pursuant to the terms of any such indenture, instrument or agreement. No order, consent, approval, license, authorization, or validation of, or filing, recording or registration with, or exemption by, any governmental or public body or authority, or any subdivision thereof, is required to authorize, or is required as of the date hereof in connection with the execution, delivery and performance of, or the legality, validity, binding effect or enforceability of, any of the Loan Documents.

      5.4. Financial Statements. The June 30, 1993 audited consolidated financial statements of the Company and its Subsidiaries heretofore delivered to the Banks were prepared in accordance with GAAP in effect on the date such statements were prepared and fairly present the consolidated financial condition and operations of the Company and its Subsidiaries at such date and the consolidated results of their operations for the periods then ended.

      5.5. Material Adverse Change. No material adverse change in the business, condition (financial or otherwise), operations, performance, or properties of the Company and the Consolidated Subsidiaries taken as a whole has occurred since the date of the audited financial statements referred to in Section 5.4.

      5.6. Taxes. The Company and the Subsidiaries have filed all United States federal tax returns and all other tax returns which are required to be filed and have paid all taxes due pursuant to said returns or pursuant to any assessment received by the Company or any Subsidiary, except such taxes, if any, as are being contested in good faith and as to which adequate reserves have been provided. Except as provided in Section 6.2.6(a), no material tax liens have been filed and no claims are being asserted with respect to any such taxes. The charges, accruals and reserves on the books of the Company and the Subsidiaries in respect of any taxes or other governmental charges are adequate.

      5.7. Litigation. Except as disclosed in the Company's Form 10-K for the year ended June 30, 1993, there is no litigation or proceeding pending or, to the knowledge of any of their officers, threatened against the Company or any Subsidiary which would reasonably be expected to have a material adverse affect on the condition of the Company or the ability of the Company to perform its obligations under the Loan Documents.

      5.8. ERISA. The Unfunded Liabilities of all Plans do not in the aggregate exceed an amount equal to 3 percent of the value (as of any date of determination) of all Plan assets allocable to Plan benefits guaranteed under ERISA. Each Plan complies in all material respects with all applicable requirements of law and regulations, neither the Company nor any of its Subsidiaries has withdrawn from any Plan or initiated steps to do so, no steps have been taken to terminate any Plan, and no Reportable Event has occurred with respect to any Plan.

     5.9.  Defaults and Prepayment Event.  No Default or
Unmatured Default has occurred and is continuing.  No Prepayment
Event has occurred.

     5.10. Accuracy of Information. No information, exhibit or report furnished by the Company or any Subsidiary in writing to the Administrative Agent or to any Bank in connection with the negotiation of the Loan Documents contained any material misstatement of fact or omitted to state any fact necessary to make the statements contained therein, in light of the circumstances under which they were made, not misleading.

     5.11. Regulation U. Neither the Company nor any Subsidiary is engaged principally, or as one of its important activities, in the business of extending credit for the purpose of purchasing or carrying "margin stock" (as defined in Regulation U). No part of the proceeds of any Loan will be used in a manner which would violate, or result in a violation of, Regulation U. No part of the proceeds of any Loan will be used for "purchasing" or "carrying" "margin stock" (each as defined in Regulation U).

     5.12. Pari Passu. All the payment obligations of the Company arising under or pursuant to the Loan Documents will at all times rank pari passu with all other unsecured and unsubordinated payment obligations and liabilities (including contingent obligations and liabilities) of the Company
(other than those which are mandatorily preferred by laws or regulations of general application).

     5.13. Investment Company. The Company is not, and after giving effect to any Advance will not be, an "investment company" within the meaning of the United States Investment Company Act of 1940, as amended.

     5.14. Material Laws. Neither the Company nor any Subsidiary has received any notice to the effect that its operations are not in material compliance with any of the requirements of applicable federal, state and local environmental, health and safety statutes and regulations with respect to, or the subject of any federal or state investigation evaluating whether any remedial action is needed to respond to a release into the environment of, any toxic or hazardous waste or physical substance, which non-compliance or remedial action could have a material adverse effect on the business, operations, properties, assets or conditions (financial or otherwise) of the Company and the Subsidiaries, taken as a whole.

     5.15. Material Agreements. Neither the Company nor any Subsidiary is a party to any agreement or instrument or subject to any charter or other corporate restriction materially and adversely affecting its business, properties or assets, operations or condition (financial or otherwise). Neither the Company nor any Subsidiary is in default in the performance, observance of fulfillment or any of the obligations, covenants or conditions contained in any agreement to which it is a party or any agreement or instrument evidencing or governing Indebtedness, which default might have a material adverse effect on the business, properties, financial condition, or results of operations, of the Company and its Subsidiaries, taken as a whole.

     5.16. Subsidiaries. Schedule "1" hereto contains an accurate list of all of the presently existing Subsidiaries of the Company, setting forth their respective jurisdictions of incorporation and the percentage of their respective capital stock owned by the Company or other Subsidiaries. All of the issued and outstanding shares of capital stock of such Subsidiaries have been duly authorized and issued and are fully paid and non-assessable. Schedule "2" hereto accurately describes all Indebtedness of the Subsidiaries existing on the date of this Agreement.

     5.17.  Ownership of Properties.  Except as permitted by
Section 6.2.6., on the date of this Agreement, the Company and its Subsidiaries will have good title, free of all Liens, to all of the properties and assets reflected in the financial statements referred to in Section 5.4 as owned by the Company and its Subsidiaries.


                                ARTICLE VI

                                COVENANTS
                                ---------

     During the term of this Agreement, unless the Required Banks shall otherwise consent in writing:

      6.1.  Affirmative Covenants.

      6.1.1. Financial Reporting. The Company will maintain, for itself and the Consolidated Subsidiaries, a system of accounting established and administered in accordance with GAAP, and furnish to the Banks:

     (a) Within 90 days after the close of each of its fiscal years, an unqualified audit report certified by independent certified public accountants of recognized national standing, acceptable to the Banks, prepared in accordance with generally accepted accounting principles on a consolidated basis for itself and the Consolidated Subsidiaries, including balance sheets as of the end of such period, related profit and loss statements, a statement of shareholders' equity, and a statement of cash flow, accompanied by any management letter prepared by said accountants.

     (b) Within 45 days after the close of the first three quarterly periods of each of its fiscal years, for itself and the Consolidated Subsidiaries, consolidated unaudited balance sheets as at the close of each such period and consolidated profit and loss statements, a statement of shareholders' equity, and a statement of cash flow for the period from the beginning of such fiscal year to the end of such quarter (subject to normal year-end audit adjustments), all certified by its Chief Financial Officer or Treasurer.

     (c) Together with the financial statements required hereunder, a certificate signed by its Chief Financial Officer or Treasurer (i) stating that no Default or Unmatured Default exists, or if any Default or Unmatured Default exists, stating the nature and status thereof, and stating the steps the Company is taking to cure such Default or Unmatured Default and (ii) stating that no Prepayment Event has occurred.

     (d) As soon as available, and in any event within 45 calendar days after the end of each of the first three quarters of each fiscal year of the Company and within 90 calendar days after the end of the fourth quarter of each fiscal year of the Company, a schedule, certified as being accurate by the Company's Chief Financial Officer, Treasurer or Controller, showing, as of the end of each such quarter, the Company's calculation, in form and detail satisfactory to the Administrative Agent, of the calculations required to be made to determine compliance with Sections 6.2.7 and 6.2.8.

     (e)  Promptly upon becoming available, copies of:

             (i) All financial statements, reports, notices and proxy statements sent by the Company or any Consolidated Subsidiary to the stockholders of the Company.

           (ii)       All prospectuses of the Company or any
                      Consolidated Subsidiary filed with the
                      Securities and Exchange Commission or any other governmental agency succeeding to the jurisdiction thereof.

          (iii) All regular and periodic reports filed by the Company or any Consolidated Subsidiary with any securities exchange or with the Securities and Exchange Commission or any other governmental agency succeeding to the jurisdiction thereof.

     (f) As soon as possible and in any event within 10 days after receipt by the Company, a copy of (i) any notice or claim to the effect that the Company or any Subsidiary is or may be liable to any Person as a result of the release by the Company, any of its Subsidiaries, or any other Person of any toxic or hazardous waste or physical substance into the environment, and (ii) any notice alleging any violation of any federal, state or local environmental, health or safety law or regulation with respect to any toxic or hazardous waste or physical substance by the Company or any Subsidiary, which would, in either case, have a material adverse effect upon the operations of the Company and the Subsidiaries, taken as a whole.

     (g) As to each Plan, within 270 days after the close of each Plan Year of such Plan, a statement of the Unfunded
          Liabilities of such Plan, certified as correct by an actuary enrolled under ERISA.

     (h) As soon as possible and in any event within 10 days after the Company knows that any Reportable Event has occurred with respect to any Plan, a statement, signed by the chief financial officer of the Company, describing said Reportable Event and the action which the Company proposes to take with respect thereto.

     (i)  Together with the financial statements required under
          Section 6.1.1(a) hereinabove, a copy of the Company's annual operating plan.

     (j) Such other information (including non-financial information) as the Administrative Agent or any Bank may from time to time reasonably request.

      6.1.2. Use of Proceeds. The Company will, and will cause each Subsidiary to, use the proceeds of the Advances for working capital, capital expenditures and other general corporate purposes or to repay outstanding Advances in accordance with the terms of Section 2. The Company shall use the proceeds of Advances in compliance with all applicable legal and regulatory requirements and any use shall not result in a violation of any such applicable regulatory requirements, including, without limitation, Regulation U, and the Securities Act of 1933 and the Securities Exchange Act of 1934 and the regulations thereunder. If the Company uses the proceeds of Advances to acquire a majority (in number of votes) of the securities of a corporation which have ordinary voting power for the election of directors or a majority (by percentage or voting power) of the outstanding partnership interests of a partnership (in either case an "Acquisition"), the Company will make only such an Acquisition as shall have been consented to by the board of directors or similar governing entity of the Person being acquired.

      6.1.3. Notice of Default and Prepayment Event. The Company will, and will cause each Subsidiary to, give prompt notice in writing to the Banks of the occurrence of any Default or Unmatured Default and of any other development related specifically to the business, properties or affairs of the Company, financial or otherwise, which would be reasonably likely to materially adversely affect the Company's business, properties or affairs or the ability of the Company to repay the Obligations. The Company will give written notice to the Banks of any Prepayment Event no later than five Business Days following the occurrence of such Prepayment Event.

      6.1.4. Conduct of Business. The Company will, and will cause each Subsidiary to, carry on and conduct its business in substantially the same manner and in substantially the same fields of enterprise as it is presently conducted; and do all things necessary to remain duly incorporated, validly existing and in good standing as a domestic corporation in its jurisdiction of incorporation, and maintain all requisite authority to conduct its business in each jurisdiction where, because of the nature of its activities or properties, such authority is required and the failure to maintain such authority would materially and adversely affect it business, assets, financial condition, operations or prospects.

      6.1.5. Payment of Taxes. The Company will, and will cause each Subsidiary to, pay and discharge all taxes, assessments and governmental charges or levies imposed upon it or upon its income or profits, or upon any property belonging to it, and all lawful claims which, if unpaid, would become a Lien, provided that neither the Company nor a Subsidiary shall be required to pay any such tax, assessment, charge, levy or claim the payment of which is being contested in good faith and by appropriate proceedings; the Company will, and will cause each Subsidiary to, make monthly accruals of all of the estimated liability of the Company and the Subsidiaries for such taxes, assessments, charges and levies, determined in accordance with GAAP, and establish adequate reserves determined in accordance with GAAP, for such thereof as may be contested, and reflect such accruals and reserves in all financial statements furnished hereunder.

      6.1.6. Insurance. The Company will, and will cause each Subsidiary to, maintain insurance in such amounts and covering such risks as is consistent with sound business practice.

      6.1.7. Compliance with Laws. The Company will, and will cause each Subsidiary to, comply in all material respects with all laws, rules, regulations, orders, writs, judgments, injunctions, decrees or awards to which it may be subject.

      6.1.8. Maintenance of Properties. The Company will, and will cause each Subsidiary to, do all things necessary to maintain, preserve, protect and keep its properties in good repair, working order and condition, and make all necessary and proper repairs, renewals and replacements.

      6.1.9. Inspection. Except with respect to any information or activities which are classified by the United States Government or disclosure of which the Company reasonably believes would compromise matters of national security, the Company will, and will cause each Subsidiary to, permit the Banks, by their respective representatives and agents and without cost to the Company, to inspect any of the properties, corporate books and financial records of the Company and each Subsidiary, to examine and make copies of the books of accounts and other financial records of the Company and each Subsidiary, and to discuss the affairs, finances and accounts of the Company and each Subsidiary with, and to be advised as to the same by, their respective officers at such reasonable times and intervals as the Banks may designate.

      6.2.  Negative Covenants.

      6.2.1. Dividends. The Company will not, nor will it permit any Subsidiary to, declare or pay any dividends on its capital stock or redeem, repurchase or otherwise acquire or retire any of its capital stock at any time outstanding, if a Default or Unmatured Default (except any Default or Unmatured Default described in Section 7.5 hereof) or Prepayment Event exists or would exist as a result of such declaration, payment or redemption.

      6.2.2. Indebtedness of Subsidiaries. The Company will not permit any Subsidiary to create, incur or suffer to exist any Indebtedness, except (i) Indebtedness to the Company and (ii) other Indebtedness which at any time does not exceed in the aggregate 20% of the Company's Consolidated Tangible Net Worth.

      6.2.3. Merger. The Company will not, nor will it permit any Subsidiary to, merge or consolidate with or into any other Person, except:

     (a) any Subsidiary may merge or consolidate with or into the Company or any Wholly-Owned Subsidiary so long as in any merger or consolidation involving the Company, the Company shall be the surviving or continuing corporation; and

     (b) the Company may consolidate or merge with any other corporation if (i) the corporation which results from such merger or consolidation (the "surviving corporation") is organized under the laws of the United States or a jurisdiction thereof, (ii) the due and punctual payment of the principal of and interest on all of the Notes and the due and punctual performance and observance of all of the covenants in the Notes and this Agreement to be performed or observed by the Company are expressly assumed in writing by the surviving corporation and the surviving corporation shall furnish to the Banks an opinion of counsel satisfactory to the Banks to the effect that the instrument of assumption has been duly authorized, executed and delivered and constitutes the legal, valid and binding contract and agreement of the surviving corporation enforceable in accordance with its terms, except as enforcement of such terms may be limited by bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles, and (iii) at the time of such consolidation or merger and immediately after giving effect thereto, no Default or Unmatured Default or Prepayment Event would exist.

      6.2.4. Sale of Assets. The Company will not, nor will it permit any Subsidiary to, lease, sell or otherwise dispose of all, or a substantial portion of, its property, assets or business to any other Person except for sales of inventory in the ordinary course of business. For purposes of this Section, "substantial portion" means assets (valued at the higher of book or fair market value) having a value in excess of 10% of the consolidated assets of the Company and the Subsidiaries. The Company will not, nor will it permit any Subsidiary to, sell or otherwise dispose of any notes receivable or accounts receivable.

      6.2.5. Sale and Leaseback. The Company will not, nor will it permit any Subsidiary to, sell or transfer any property, the aggregate fair market value of which at any time exceeds 10% of the Company's Consolidated Tangible Net Worth, in order to concurrently or subsequently lease as lessee such or similar property. The fair market value of any property sold or transferred pursuant to this
Section 6.2.5 shall be determined as of the date of such sale or transfer.

      6.2.6. Liens. The Company will not, nor will it permit any Subsidiary to, create, incur, or suffer to exist any Lien in, of or on the property of the Company or any Subsidiary, except:

     (a) Liens for taxes, assessments or governmental charges or levies on its property if the same shall not at the time be delinquent or thereafter can be paid without penalty, or are being contested in good faith and by appropriate proceedings.

     (b) Liens imposed by law, such as carriers', warehousemen's and mechanics' liens, interests of bailors, bailees, consignors and consignees, and other similar liens arising in the ordinary course of business which secure payment of obligations not more than 60 days past due.

     (c) Liens arising out of pledges or deposits under worker's compensation laws, unemployment insurance, old age pensions, or other social security or retirement benefits, or similar legislation.

     (d) Utility easements, building restrictions and such other encumbrances or charges against real property as are of a nature generally existing with respect to properties of a similar character and which do not in any material way affect the marketability of the same or interfere with the use thereof in the business of the Company or the Subsidiaries.

     (e) Liens created in favor of the United States government or any other Person who has purchased or contracted to purchase goods or services from the Company or any subsidiary with advance or progress payments.

     (f) Liens existing on the date hereof and described in Schedule "3" hereto.

     (g) Liens of or resulting from any judgment or award, the time for the appeal or petition for rehearing of which shall not have expired, or in respect of which the Company or a Subsidiary shall at any time in good faith be prosecuting an appeal or proceeding for a review and in respect of which a stay of execution pending such appeal or proceeding for review shall have been secured;

      (h) Liens to secure statutory obligations, surety or appeal bonds or other liens of like general nature incurred in the ordinary course of business and not in connection with the borrowing of money, provided, in each case, the obligation secured is not overdue or, if overdue, is being contested in good faith by appropriate actions or proceedings;

     (i)  Liens of lessors under Capitalized Leases.

     (j) Liens, in addition to those described in subsections (a) through (i) hereof, to secure Indebtedness of the Company or any Subsidiary in an aggregate amount not to exceed at any time 10% of the Company's Consolidated Tangible Net Worth.

      6.2.7. Consolidated Funded Debt to Consolidated Tangible Net Worth Ratio. The Company will not permit the ratio of Consolidated Funded Debt to Consolidated Tangible Net Worth at any time to exceed
1.25 to 1.0.

      6.2.8. Interest Coverage Ratio. The Company will not permit the ratio of Consolidated Earnings Before Interest and Taxes to Consolidated Interest Expense to be, as of the end of any fiscal quarter of the Company, less than 2.5 to 1.0.


                                ARTICLE VII

                                 DEFAULTS
                                 --------

     The occurrence of any one or more of the following events shall constitute a Default:

      7.1. Any representation or warranty made by or on behalf of the Company or any Subsidiary to the Banks under or in connection with any Loan Document shall be materially false as of the date on which made.

      7.2.  Nonpayment of principal of the Notes when due.

      7.3. Nonpayment of interest upon the Notes or of any facility fee or other obligations under any of the Loan Documents within five days after the same becomes due.

      7.4. The breach by the Company of any of the terms or provisions of Sections 6.1.3 or 6.2.

      7.5. The breach by the Company (other than a breach which constitutes a Default under Section 7.1, 7.2, 7.3 or 7.4) of any of the terms or provisions of this Agreement which is not remedied or waived within ten days after written notice from the Administrative Agent or any Bank.

      7.6. Failure of the Company or any Consolidated Subsidiary to pay any Indebtedness in an aggregate principal amount in excess of $10,000,000 (or the equivalent thereof in any other currency), when due, or the default by the Company or any Consolidated Subsidiary in the performance of any other term, provision or condition contained in any agreement or agreements under which Indebtedness in an aggregate principal amount in excess of $10,000,000 (or the equivalent thereof in any other currency) was created or is governed, the effect of which, in either case, is to cause, or to permit the holder or holders of such Indebtedness to cause, such Indebtedness to become due prior to its stated maturity; or Indebtedness in an aggregate principal amount in excess of $10,000,000 (or the equivalent thereof in any other currency) shall be declared to be due and payable or required to be prepaid (other than by a regularly scheduled payment), prior to the stated maturity thereof; or the Company or any Consolidated Subsidiary shall not pay, or admit in writing its inability to pay, its debts generally as they become due.

      7.7. The Company or any Consolidated Subsidiary shall (a) have an order for relief entered with respect to it under the Bankruptcy Code, (b) make an assignment for the benefit of creditors, (c) apply for, seek, consent to, or acquiesce in, the appointment of a receiver, custodian, trustee, examiner, liquidator or similar official for it or any substantial part of its property, (d) institute any proceeding seeking an order for relief under the Bankruptcy Code or seeking to adjudicate it a bankrupt or insolvent, or seeking dissolution, winding up, liquidation, reorganization, arrangement, adjustment or composition of it or its debts under any law relating to bankruptcy, insolvency or reorganization or relief of debtors or fail to file an answer or other pleading denying the material allegations of any such proceeding filed against it, (e) take any corporate action to authorize or effect any of the foregoing actions set forth in this
Section 7.7 or (f) fail to contest in good faith any appointment or proceeding described in Section 7.8.

      7.8. Without the application, approval or consent of the Company or any Consolidated Subsidiary, a receiver, trustee, examiner, liquidator or similar official shall be appointed for the Company or any Consolidated Subsidiary or any substantial part of its property, or a proceeding described in Section 7.7(d) shall be instituted against the Company or any Consolidated Subsidiary and such appointment continues undischarged or such proceeding continues undismissed or unstayed for a period of 60 consecutive days.

      7.9. The Company or any Consolidated Subsidiary shall fail within 30 days to pay, bond or otherwise discharge any judgment or order for the payment of money in excess of $l,000,000, which is not stayed on appeal or otherwise being appropriately contested in good faith.

     7.10. The Unfunded Liabilities of all Plans shall exceed in the aggregate an amount equal to 3 percent of the value (as of any date of determination) of all Plan assets allocable to Plan benefits guaranteed under ERISA or any Reportable Event shall occur in connection with any Plan that results in Unfunded Liabilities to the Company or any Subsidiary in an amount exceeding 2 percent of the value (as of any date of determination) of all Plan assets allocable to Plan benefits guaranteed under ERISA.

     7.11. An administrator, custodian or other representative, by or pursuant to any legislative act, resolution or rule (other than the Bankruptcy Code or any similar law, state or federal, whether now or hereafter existing) or any order or decree of any court or any governmental board or agency (other than any order or decree issued pursuant to the Bankruptcy Code or any similar law, state or federal, whether now or hereafter existing) shall take possession or control of all or such portions of the property of any one or more of the Company and the Consolidated Subsidiaries as would, in the sole opinion of the Required Banks, materially interfere with the operation of the business of the Company and the Consolidated Subsidiaries, on a consolidated basis, and such possession or control shall continue for 30 calendar days.

     7.12. The Company or any Subsidiary shall be the subject of any proceeding or investigation pertaining to the release by the Company or any of its Subsidiaries, or any other Person of any toxic or hazardous waste or physical substance into the environment, or any violation of any federal, state or local environmental, health or safety law or regulation with respect to any toxic or hazardous waste or physical substance, which would, in either case, have a material adverse effect upon the operations of the Company and the Subsidiaries, taken as a whole.

                               ARTICLE VIII

              ACCELERATION, WAIVERS, AMENDMENTS AND REMEDIES
              ----------------------------------------------

      8.1. Acceleration; Allocation of Payments after Default or Prepayment Event. (a) If any Default described in Section 7.7 or 7.8 occurs, the commitments of the Banks to make Advances hereunder shall automatically terminate and the Obligations shall immediately become due and payable without any election or action on the part of the Administrative Agent or any Bank. If any other Default or Prepayment Event occurs, the Required Banks may terminate the commitments of the Banks to make Advances hereunder, or declare the Obligations to be due and payable, whereupon the Obligations shall become immediately due and payable, or both, without presentment, demand, protest or notice of any kind, all of which the Company hereby expressly waives.

     If, within 14 days after acceleration of the maturity of the Obligations or termination of the obligations of the Banks to make Loans hereunder as a result of any Default (other than any Default as described in Section 7.7 or 7.8 with respect to the Company) and before any judgment or decree for the payment of the Obligations due shall have been obtained or entered, the Required Banks (in their sole discretion) shall so direct, the Administrative Agent shall, by notice to the Company, rescind and annul such acceleration and/or termination.

     (b) Upon the occurrence of (i) any Unmatured Default as to which the Required Banks shall have notified the Administrative Agent that the provisions of this Section 8.1(b) shall apply, (ii) any Default or
(iii) any Prepayment Event, the Banks shall share all collections and recoveries of the Obligations on a pro rata basis, based on the respective amounts of Obligations (whether or not mature and currently payable) owing to each Bank in respect of principal and unpaid accrued interest, fees and indemnities hereunder as of the date of occurrence of such Default, Unmatured Default or Prepayment Event, as the case may be.

      8.2. Amendments. Subject to the provisions of this Section, the Required Banks (or the Administrative Agent with the consent in writing of the Required Banks) and the Company may enter into agreements supplemental hereto for the purpose of adding any provisions to the Loan Documents or changing in any manner the rights of the Banks or the Company hereunder or waiving any Default hereunder; provided, however, that no such supplemental agreement shall, without the consent of all of the Banks:

     (a) Modify any of the provisions of this Agreement with respect to the amount of or the time for the payment of the principal of or any interest on any of the Obligations or any of the fees due hereunder,

     (b) Reduce the percentage specified in the definition of Required Banks.

     (c) Change the amount of the Commitment of any Bank hereunder or the Termination Date (except as provided in Section
          2.3.15).

     (d)  Amend Section 2.3.15 or this Section 8.2.

No amendment of any provision of this Agreement relating to the Administrative Agent shall be effective without the written consent of the Administrative Agent.

      8.3. Preservation of Rights. No delay or omission of the Banks or the Administrative Agent to exercise any right under the Loan Documents shall impair such right or be construed to be a waiver of any Default or an acquiescence therein, and any single or partial exercise of any such right shall not preclude other or further exercise thereof or the exercise of any other right, and no waiver, amendment or other variation of the terms, conditions or provisions of the Loan Documents whatsoever shall be valid unless in writing signed by the Banks required pursuant to
Section 8.2, and then only to the extent in such writing specifically set forth. All remedies contained in the Loan Documents or by law afforded shall be cumulative and all shall be available to the Administrative Agent and the Banks until the Obligations have been paid in full.


                                ARTICLE IX

                            GENERAL PROVISIONS
                            ------------------

      9.1. Benefit of Agreement; Assignments; Participations. The terms and provisions of the Loan Documents shall be binding upon and inure to the benefit of the Company and the Banks and their respective successors. Neither the Company nor any Bank shall have the right to assign its rights or obligations under this Agreement or the Notes. Notwithstanding the preceding sentence, any Bank may at any time, without the consent of the Company or the Administrative Agent, assign all or any portion of its rights under this Agreement and its Notes to a Federal Reserve Bank; provided, however, that no such assignment shall release the transferor Bank from its obligations hereunder. Any Bank may at any time sell participations in all or any part of its Commitment or any Loan or Loans made by it to another bank or other entity. In the event of any such sale by any Bank, such Bank's obligations under this Agreement shall remain unchanged, such Bank shall remain solely responsible for the performance thereof, such Bank shall remain the holder of each of its Notes for all purposes under this Agreement and the Company and the Administrative Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement. Each agreement pursuant to which any Bank may sell such a participation shall provide that such Bank shall retain the sole right and responsibility to enforce the obligations of the Company hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provision of this Agreement; provided that such participation agreement may provide that such Bank will not agree to any modification, amendment or waiver of this Agreement described in Sections 8.2
(a), (c) and (d) without the consent of the participant. The Company agrees that any Bank which sells a participation in any part of or all of its Commitment or its Loans may deliver to the participant (including any prospective participant) any financial or other information with respect to the Company or any of the Subsidiaries which is delivered to the Banks hereunder; provided, however, that if such information is non-public and confidential, such Bank shall obtain the consent of the Company (which shall not be unreasonably withheld) prior to delivering such information to such participant.

      9.2. Survival of Representations. All representations and warranties of the Company contained in this Agreement shall survive delivery of the Notes and the making of the Loans herein contemplated.

      9.3. Governmental Regulation. Anything contained in this Agreement to the contrary notwithstanding, no Bank shall be obligated to extend credit to the Company in violation of any limitation or prohibition provided by any applicable statute or regulation.

      9.4. Taxes. Any taxes (excluding income taxes whether or not such taxes are actually called "income taxes") payable or ruled payable by Federal or State authority in respect of the Loan Documents shall be paid by the Company, together with interest and penalties, if any.

      9.5.  CHOICE OF LAW.  THE LOAN DOCUMENTS SHALL BE CONSTRUED
IN ACCORDANCE WITH THE INTERNAL LAWS (AND NOT THE LAW OF
CONFLICTS) OF THE STATE OF ILLINOIS, BUT GIVING EFFECT TO
APPLICABLE FEDERAL
LAWS.

      9.6. CONSENT TO JURISDICTION. THE COMPANY HEREBY IRREVOCABLY SUBMITS TO THE NON-EXCLUSIVE JURISDICTION OF ANY UNITED STATES FEDERAL OR ILLINOIS STATE COURT SITTING IN CHICAGO IN ANY ACTION OR PROCEEDING ARISING OUT OF OR RELATING TO ANY LOAN DOCUMENTS AND THE COMPANY HEREBY IRREVOCABLY AGREES THAT ALL CLAIMS IN RESPECT OF SUCH ACTION OR PROCEEDING MAY BE HEARD AND DETERMINED IN ANY SUCH COURT AND IRREVOCABLY WAIVES ANY OBJECTION IT MAY NOW OR HEREAFTER HAVE AS TO THE VENUE OF ANY SUCH SUIT, ACTION OR PROCEEDING BROUGHT IN SUCH A COURT OR THAT SUCH COURT IS AN INCONVENIENT FORUM. NOTHING HEREIN SHALL LIMIT THE RIGHT OF THE ADMINISTRATIVE AGENT OR ANY BANK TO BRING PROCEEDINGS AGAINST THE COMPANY IN THE COURTS OF ANY OTHER JURISDICTION. ANY JUDICIAL PROCEEDING BY THE COMPANY AGAINST THE ADMINISTRATIVE AGENT OR ANY BANK OR ANY AFFILIATE OF THE ADMINISTRATIVE AGENT OR ANY BANK INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT SHALL BE BROUGHT ONLY IN A COURT IN CHICAGO, ILLINOIS.

      9.7. WAIVER OF JURY TRIAL. THE COMPANY, THE ADMINISTRATIVE AGENT AND EACH BANK HEREBY WAIVE TRIAL BY JURY IN ANY JUDICIAL PROCEEDING INVOLVING, DIRECTLY OR INDIRECTLY, ANY MATTER (WHETHER SOUNDING IN TORT, CONTRACT OR OTHERWISE) IN ANY WAY ARISING OUT OF, RELATED TO, OR CONNECTED WITH ANY LOAN DOCUMENT OR THE RELATIONSHIP ESTABLISHED THEREUNDER.

      9.8. Headings. Section headings in the Loan Documents are for convenience of reference only, and shall not govern the interpretation of any of the provisions of the Loan Documents.

      9.9. Entire Agreement. The Loan Documents embody the entire agreement and understanding among the Company, the Administrative Agent and the Banks and supersede all prior agreements and understandings among the Company, the Administrative Agent and the Banks relating to the subject matter thereof.

     9.10. Several Obligations. The respective obligations of the Banks hereunder are several and not joint and no Bank shall be the partner or agent of any other (except to the extent to which the Administrative Agent is authorized to act as such). The failure of any Bank to perform any of its obligations hereunder shall not relieve any other Bank from any of its obligations hereunder.

     9.11. Expenses. The Company shall reimburse the Administrative Agent for any and all costs and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Administrative Agent, which attorneys may be employees of the Administrative Agent,) paid or incurred by the Administrative Agent in connection with the preparation, review, execution, delivery, amendment and modification of the Loan Documents; provided, however, that such attorney's fees and time charges to be reimbursed by the Company in connection with the preparation, review, execution and delivery of the Loan Documents shall not exceed the amount provided for in a letter agreement dated August 13, 1993 between the Company and the Administrative Agent. The Company shall reimburse the Administrative Agent and the Banks for any and all costs, internal charges and out-of-pocket expenses (including attorneys' fees and time charges of attorneys for the Administrative Agent and the Banks, which attorneys may be employees of the Administrative Agent or the Banks) paid or incurred by the Administrative Agent or any Bank in connection with the collection and enforcement of the Loan Documents. The Company further agrees to indemnify the Administrative Agent and each Bank, its directors, officers and employees against all losses, claims, damages, penalties, judgments, liabilities and expenses (including, without limitation, all expenses of litigation or preparation therefor whether or not the Administrative Agent or any Bank is a party thereto) which any of them may pay or incur in connection with or arising out of or relating to this Agreement, the other Loan Documents, the transactions contemplated hereby or the direct or indirect application or proposed application of the proceeds of any Loan hereunder; provided, however, that the Company shall not be liable for any of the foregoing to the extent that they arise from a violation of law by, or the gross negligence or willful misconduct of, the Administrative Agent or such Bank, as the case may be. The obligations of the Company under this Section shall survive the termination of this Agreement.

     9.12. Numbers of Documents. All closing documents, notices and requests hereunder shall be furnished to the Administrative
Agent with sufficient counterparts so that the Administrative
Agent may furnish one to each of the Banks.


                                 ARTICLE X

                         THE ADMINISTRATIVE AGENT
                         ------------------------

     10.1. Appointment. The First National Bank of Chicago is hereby appointed Administrative Agent hereunder, and each of the Banks irrevocably authorizes the Administrative Agent to act as the agent of such Bank. The Administrative Agent agrees to act as such upon the express conditions contained in this Article X. The duties of the Administrative Agent shall be administrative in nature and the Administrative Agent shall not have a fiduciary relationship in respect of any Bank by reason of this Agreement.

     10.2. Powers. The Administrative Agent shall have and may exercise such powers hereunder as are specifically delegated to the Administrative Agent by the terms hereof, together with such powers as are reasonably incidental thereto. The Administrative Agent shall have no implied duties to the Banks, or any obligation to the Banks to take any action hereunder except any action specifically provided by this Agreement to be taken by the Administrative Agent.

     10.3. General Immunity. Neither the Administrative Agent nor any of its directors, officers, agents or employees shall be liable to the Banks or any Bank for any action taken or omitted to be taken by it or them hereunder or in connection herewith except for its or their own gross negligence or wilful misconduct.

     10.4. No Responsibility for Loans, Recitals, etc. The Administrative Agent shall not be responsible to the Banks for any recitals, reports, statements, warranties or representations herein or any Loans hereunder or be bound to ascertain or inquire as to the performance or observance of any of the terms of this Agreement.

     10.5. Right to Indemnity. The Administrative Agent shall be fully justified in failing or refusing to take any action hereunder unless it shall first be indemnified to its satisfaction by the Banks pro rata against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action.

     10.6. Action on Instructions of Banks. The Administrative Agent shall in all cases be fully protected in acting, or in refraining from acting, hereunder in accordance with written instructions signed by the Required Banks, and such instructions and any action taken or failure to act pursuant thereto shall be binding on all of the Banks and on all holders of Notes.

     10.7. Employment of Agents and Counsel. The Administrative Agent may execute any of its duties as Administrative Agent hereunder by or through employees, agents, and attorneys-in-fact and shall not be answerable to the Banks, except as to money or securities received by it or its authorized agents, for the default or misconduct of any such agents or attorneys-in-fact selected by it with reasonable care. The Administrative Agent shall be entitled to advice of counsel concerning all matters pertaining to the agency hereby created and its duties hereunder.

     10.8. Reliance on Documents; Counsel. The Administrative Agent shall be entitled to rely upon any Note, notice, consent, certificate, affidavit, letter, telegram, statement, paper or document believed by it to be genuine and correct and to have been signed or sent by the proper person or persons, and, in respect to legal matters, upon the opinion of counsel selected by the Administrative Agent.

     10.9. Administrative Agent's Reimbursement. Each Bank agrees to reimburse the Administrative Agent in the amount of such Bank's ratable share of the Commitments for any expenses not reimbursed by the Company (i) for which the Administrative Agent is entitled to reimbursement by the Company under the Loan Documents and (ii) for any other expenses, liabilities, obligations, losses, damages, penalties, costs, or disbursements of any kind incurred by the Administrative Agent on behalf of the Banks, in connection with the preparation, execution, delivery, administration and enforcement of the Loan Documents; provided, however, that no Bank shall be required to reimburse the Administrative Agent for any such expenses to the extent that they arise from a violation of law by, or the gross negligence or willful misconduct of, the Administrative Agent. The obligations of the Banks under this Section 10.9 shall survive payment of the Obligations and termination of this Agreement.

     10.10. Rights as a Bank. With respect to its Commitment, Loans made by it and the Note issued to it, the Administrative Agent shall have the same rights and powers hereunder as any Bank and may exercise the same as though it were not the Administrative Agent, and the term "Bank" or "Banks" shall, unless the context otherwise indicates, include the Administrative Agent in its individual capacity. The Administrative Agent may accept deposits from, lend money to, and generally engage in any kind of banking or trust business with the Company as if it were not the Administrative Agent.

     10.11. Bank Credit Decision. Each Bank acknowledges that it has, independently and without reliance upon the Administrative Agent or any other Bank and based on the financial statements referred to in Section 5.4 and such other documents and information as it has deemed appropriate, made its own credit analysis and decision to enter into this Agreement.

Each Bank also acknowledges that it will, independently and without reliance upon the Administrative Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under this Agreement.

     10.12. Successor Administrative Agent. The Administrative Agent may resign at any time by giving thirty days' written notice thereof to the Banks and the Company and may be removed at any time with or without cause by the Required Banks. Upon any such resignation or removal, the Required Banks shall have the right to appoint, on behalf of the Banks but with the consent of the Company (which consent shall not be unreasonably withheld), a successor Administrative Agent. If no successor Administrative Agent shall have been so appointed by the Required Banks and shall have accepted such appointment within thirty days after the retiring Administrative Agent's giving notice of resignation, then the retiring Administrative Agent may appoint, on behalf of the Banks but with the consent of the Company (which consent shall not be unreasonably withheld), a successor Administrative Agent. Such successor Administrative Agent shall be a commercial bank having capital and retained earnings of at least $500,000,000. Upon the acceptance of any appointment as Administrative Agent hereunder by a successor Administrative Agent, such successor Administrative Agent shall thereupon succeed to and become vested with all the rights, powers, privileges and duties of the retiring Administrative Agent, and the retiring Administrative Agent shall be discharged from its duties and obligations hereunder. After any retiring Administrative Agent's resignation hereunder as Administrative Agent, the provisions of this Article X shall continue in effect for its benefit in respect of any actions taken or omitted to be taken by it while it was acting as the Administrative Agent hereunder.

     10.13. Distribution of Information. The Company authorizes the Administrative Agent, as the Administrative Agent may elect in its sole discretion, to discuss with and furnish to the Banks or to any other Person having an interest in the Obligations (whether as a guarantor, pledgor of collateral, participant, purchaser or otherwise) all financial statements, audit reports and other information pertaining to the Company and its Subsidiaries whether such information was provided by the Company or prepared or obtained by the Administrative Agent; provided, however, that if such information is non-public and confidential, the Administrative Agent shall obtain the consent of the Company (which shall not be unreasonably withheld) prior to delivering such information to any such Person. Neither the Administrative Agent nor any of its employees, officers, directors or agents makes any representation or warranty regarding any audit reports or other analyses of the Company's and its Subsidiaries condition which the Administrative Agent may elect to distribute, whether such information was provided by the Company or prepared or obtained by the Administrative Agent, nor shall the Administrative Agent or any of its employees, officers, directors or agents be liable to any person or entity receiving a copy of such reports or analyses for any inaccuracy or omission contained in or relating thereto.

                                ARTICLE XI

                         SETOFF; RATABLE PAYMENTS

     11.1. Setoff. In addition to, and without limitation of, any rights of the Banks under applicable law, if the Company becomes insolvent, however evidenced, or any Default or Prepayment Event occurs, any indebtedness from any Bank to the Company may be offset and applied toward the payment of the Obligations owing to such Bank, whether or not the Obligations, or any part thereof, shall then be due.

     11.2.  Ratable Payments.   In case at any time any Bank,
whether by setoff or otherwise, has payment (other than a payment made on a Bid Loan when there exists no Default or Prepayment Event) made to it upon its Loans in a greater proportion than received by any other Bank, such Bank so receiving such greater proportionate payment agrees to purchase a portion of the Loans held by the other Banks so that after such purchase each Bank will hold its ratable proportion of Loans. In case any such payment is disturbed by legal process, or otherwise, appropriate further adjustments shall be made. The Company agrees that any Bank purchasing a participation hereunder may, to the fullest extent permitted by law, exercise all its rights of payment with respect to such participation as if such Bank were the direct creditor of the Company in the amount of the participation.


                                ARTICLE XII

                                  NOTICES
                                  -------

     12.1. Giving Notice. Any notice required or permitted to be given under this Agreement may be given by (a) actual delivery to the Company, the Administrative Agent or the Banks at the addresses indicated below their signatures to this Agreement, or
(b) United States mail, postage prepaid, or telecopy or telefacsimile addressed to the Company, the Banks or the Administrative Agent at the addresses indicated below their signatures to this Agreement. Each such notice shall be effective (a) if given by mail, 72 hours after such notice is deposited in the mails with first class postage prepaid, addressed as aforesaid, and (b) if given by any other means, when delivered at the address specified in accordance with this
Article XII.

     12.2. Change of Address. The Company and the Banks may each change the address for service of notice upon it by a notice in writing to the other parties hereto.

                               ARTICLE XIII

                               COUNTERPARTS
                               ------------

     This Agreement may be executed in any number of counterparts, all of which taken together shall constitute one agreement, and any of the parties hereto may execute this Agreement by signing any such counterpart. This Agreement shall be effective when it has been executed by the Company, the Administrative Agent and the Banks and each party has notified the Administrative Agent by telecopy or telefacsimile or by telephone, confirmed in writing, that it has taken such action.

     IN WITNESS WHEREOF, the Company, the Banks and the
Administrative Agent have executed this Agreement as of the date first above written.


                         THIOKOL CORPORATION

                         By: __________________________________
                              James R. Wilson
                              Executive Vice President, Chief
                              Financial Officer and Treasurer



All Notices:             Thiokol Corporation
                         2475 Washington Boulevard
                         Ogden, Utah  84405

                         Attn: Treasury Department, 4th Floor

                         Telephone: (801) 629-2000
                         Telecopy:  (801) 629-2242

CONSOLIDATED STATEMENTS OF INCOME

                                                                  Year Ended June 30
                                                        --------------------------------
(in millions, except per share data)                    1994        1993            1992
- - ----------------------------------------------------------------------------------------
Net sales                                          $1,043.9       $1,201.7      $1,311.7
Interest and other income                              13.7            7.8          10.5
                                                   -------------------------------------
                                                    1,057.6        1,209.5       1,322.2

Deductions from income:
  Cost of sales                                       860.4          996.4       1,122.4
  General and administrative expense                   69.6           70.2          59.6
  Research and development expense                     15.4           15.7          14.2
  Interest expense                                     14.4           25.5          24.2
                                                   -------------------------------------
                                                      959.8        1,107.8       1,220.4

Income before income taxes and cumulative
  effect of accounting changes                         97.8          101.7         101.8

Income taxes                                           37.5           37.9          38.8
                                                   -------------------------------------

Income before cumulative effect
  of accounting changes                                60.3           63.8          63.0

Cumulative effect of accounting changes               (63.8)
                                                   -------------------------------------
Net (loss) income                                  $   (3.5)      $   63.8      $   63.0
                                                   =====================================

Net (loss) income per share:
  Income before cumulative effect
    of accounting changes                          $   3.02       $   3.13      $   3.12
  Cumulative effect of accounting changes             (3.20)
                                                   -------------------------------------

    Net (loss) income                              $   (.18)      $   3.13      $   3.12
                                                   =====================================
- - ----------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                  77


CONSOLIDATED BALANCE SHEETS
                                                                            June 30
                                                                        -----------------
(in millions)                                                           1994         1993
- - -----------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                          $ 40.1       $ 31.4
  Receivables                                                         195.4        225.8
  Inventories                                                         121.9        118.4
  Deferred income tax assets                                                        21.4
  Prepaid expenses                                                      4.5          2.9
                                                                     -------------------
   Total Current Assets                                               361.9        399.9

Property, Plant & Equipment
  Land                                                                 17.3         17.3
  Buildings and improvements                                          242.5        239.2
  Machinery and equipment                                             342.5        327.4
  Construction in progress                                             21.8         20.5
                                                                     -------------------
                                                                      624.1        604.4
  Less allowances for depreciation                                   (302.0)      (275.1)
                                                                     -------------------
                                                                      322.1        329.3

Other Assets
  Costs in excess of net assets of businesses acquired,
   less amortization                                                   54.0         55.9
  Patents and other intangible assets                                  19.6         21.9
  Other noncurrent assets                                              42.9         27.2
                                                                     -------------------
                                                                      116.5        105.0
                                                                     -------------------
                                                                     $800.5       $834.2
                                                                     ===================
Liabilities and Stockholders' Equity

Current Liabilities
  Short-term debt                                                    $ 27.1       $ 27.0
  Accounts payable                                                     40.3         33.2
  Accrued compensation                                                 46.4         48.0
  Other accrued expenses                                               28.9         26.5
  Income taxes                                                          2.6         12.8
  Current portion of long-term debt                                      .1         34.7
                                                                     -------------------
   Total Current Liabilities                                          145.4        182.2

Noncurrent Liabilities
  Long-term debt                                                       87.9         87.9
  Accrued retiree benefits other than pensions                         76.0
  Deferred income taxes                                                16.9         62.7
  Accrued interest and other                                           89.8         58.2
                                                                     -------------------
   Total Noncurrent Liabilities                                       270.6        208.8

Commitments and Contingent Liabilities

Stockholders' Equity
  Common stock (par value $1.00 per share)

    Authorized - 200.0 shares
    Issued - 20.5 shares including shares in treasury                  20.5         20.5
  Additional paid-in capital                                           46.2         48.7
  Retained earnings                                                   364.3        381.1
                                                                     -------------------
                                                                      431.0        450.3
  Less common stock in treasury, at cost
   (1.8 shares and .3 shares at June 30, 1994 and 1993)               (46.5)        (7.1)
                                                                     -------------------
      Total Stockholders' Equity                                      384.5        443.2
                                                                     -------------------
                                                                     $800.5       $834.2
                                                                     ===================
- - ----------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                  78


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended June 30

                                                               --------------------------
(in millions)                                                  1994        1993     1992
- - -----------------------------------------------------------------------------------------
Operating Activities
   Net (loss) income                                        $ (3.5)     $ 63.8    $ 63.0
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
        Cumulative effect of accounting changes               63.8
        Depreciation and amortization                         41.0        43.8      43.7
        Changes in operating assets and liabilities:
           Receivables                                        31.1       (29.6)     23.1
           Inventories and prepaid expenses                    (.1)       45.4     (11.2)
           Accounts payable and accrued expenses               2.6       (28.1)     (9.8)
           Accrued income taxes                                1.6         9.5       5.6
           Other - net                                        (5.2)       11.7        .8
        Deferred income taxes                                  1.4       (94.9)     (2.0)
                                                            ----------------------------
              Net cash provided by operating activities      132.7        21.6     113.2


Investing Activities
   Acquisitions, net of acquired cash                        (12.1)       (6.0)   (149.3)
   Purchase of property, plant and equipment                 (21.2)      (19.8)    (37.4)
   Proceeds from disposal of assets                            1.2          .1       6.3
                                                         -------------------------------
              Net cash used for investing activities         (32.1)      (25.7)   (180.4)


Financing Activities
   Net change in short-term debt                              (2.0)       10.4       8.3
   Long-term borrowings                                                              1.0
   Repayment of long-term debt                               (34.7)     (102.8)     (2.4)
   Purchase of common stock for treasury                     (51.7)      (11.6)      (.1)
   Stock option transactions                                   9.8        13.1       5.9
   Dividends paid                                            (13.3)       (9.4)     (7.2)
                                                            ----------------------------
              Net cash (used for) provided                   (91.9)     (100.3)      5.5
              by financing activities                       ----------------------------

   Increase (decrease) in cash and cash equivalents            8.7      (104.4)    (61.7)
   Cash and cash equivalents at beginning of year             31.4       135.8     197.5
                                                            ----------------------------

   Cash and cash equivalents at end of year                 $ 40.1      $ 31.4    $135.8
                                                            ============================
- - ------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                  79


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock  Additional          Treasury Stock  Total
                          --------------  Paid-In  Retained  --------------  Stockholders'
                          Shares  Amount  Capital  Earnings  Shares  Amount  Equity
(in millions)
- - ------------------------------------------------------------------------------------------

Balance, June 30, 1991    20.5    $20.5   $85.0    $270.9    (.9)    $(50.7) $325.7

Net income                                           63.0                      63.0
Dividends paid                                       (7.2)                     (7.2)
Purchase of common stock for treasury                                   (.1)    (.1)
Exercise of stock options and
   related income tax benefits            (16.1)               .4      22.0     5.9
                          ----------------------------------------------------------------

Balance, June 30, 1992    20.5     20.5    68.9     326.7    (.5)     (28.8)  387.3
                          ----------------------------------------------------------------


Net income                                           63.8                      63.8
Dividends paid                                       (9.4)                     (9.4)
Purchase of common stock for treasury                        (.6)     (11.6)  (11.6)
Exercise of stock options and
   related income tax benefits            (20.2)              .8       33.3    13.1
                          ----------------------------------------------------------------

Balance, June 30, 1993    20.5     20.5    48.7     381.1    (.3)      (7.1)  443.2
                          ----------------------------------------------------------------

Net loss                                             (3.5)                     (3.5)
Dividends paid                                      (13.3)                    (13.3)
Purchase of common stock for treasury                       (2.0)     (51.7)  (51.7)
Exercise of stock options and
   related income tax benefits                       (2.5)    .5       12.3     9.8
                          ----------------------------------------------------------------

Balance, June 30, 1994    20.5    $20.5   $46.2    $364.3   (1.8)    $(46.5) $384.5
                          ================================================================
- - ------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                                  80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A. SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation: The consolidated financial statements include the accounts of Thiokol Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

     Accounting Changes: Effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits," as described in Notes I and J.

     Revenue Recognition Under Long-Term Contracts: Propulsion systems segment sales encompass propulsion and ordnance products and services performed principally under contracts and subcontracts with various U.S. Government agencies and aerospace prime contractors. Sales under cost-type contracts are recognized as costs are incurred and include a portion of the total estimated earnings to be realized in the ratio that costs incurred relate to estimated total costs. Sales under fixed-price-type contracts are recognized generally when deliveries are made or upon completion of specified tasks. Cost or performance incentives are incorporated into certain contracts and are generally recognized when awards are earned, or when realization is reasonably assured and amounts can be estimated. Adjustments in estimates which can affect both revenues and earnings are made in the period in which the information necessary to make the adjustment becomes available. Provisions for estimated losses on contracts are recorded when identified.

     Cash and Cash Equivalents: Cash and cash equivalents consist of cash and short-term investments in highly liquid investments with maturities of less than three months.

     Inventories: Inventories are stated at the lower of cost or market. Propulsion systems segment inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, less related progress payments received. In accordance with industry practice, such costs include amounts which are not expected to be realized within one year. Under the provisions of certain contracts, the U.S. Government acquires title to, or a security interest in, certain inventories as a result of progress payments made on contracts and programs. Inventories for the fastening systems segment are determined by the first in, first out (FIFO) method.

     Property, Plant and Equipment: Property, plant and equipment is carried at cost and depreciated over the estimated useful lives of the various classes of properties, using either the straight-line or accelerated methods.

     Intangibles: Costs in excess of the net assets acquired, patents, and other intangible assets are being amortized on a straight-line basis over periods between 10 and 40 years. Accumulated amortization amounted to $29.7 and $25.3 million at June 30, 1994 and 1993, respectively.

     Contingent Matters: A liability for contingent matters is recorded when the Company has determined that a liability exists and the amount is reasonably determinable. At the time a liability is recognized, a receivable is recorded for the estimated future recovery of the costs from third parties, insurance carriers, or from the U.S. Government. Except for current amounts receivable and payable, the amounts are included in other assets and in noncurrent liabilities. Any costs estimated to be allocated to commercial business or not otherwise recoverable from third parties are charged to cost of sales at the time the liability is recorded. For environmental matters, the Company will recover a substantial portion of any costs not recovered from its insurance carriers or other third parties through the establishment of prices of the Company's products and services to the U.S. Government.

     Translation of Foreign Currencies: The financial statements of the Company's foreign operations are translated into U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Foreign exchange gains and losses incurred on foreign currency transactions are included in net income. The Company enters into forward foreign exchange contracts to hedge identifiable foreign currency commitments and any resulting gain or loss is deferred and accounted for as part of the transaction. Foreign currency exchange contracts are not significant.

     Income Taxes: Provisions for federal, state, local, and foreign income taxes are calculated based on current tax laws. The provision for income taxes includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred taxes are provided to recognize the income tax effects of amounts which are included in different reporting periods for financial statement and tax purposes. As discussed in Note F, in 1992 the Company adopted SFAS No. 109, "Accounting for Income Taxes."

     Income Per Share: Income per share is calculated based on the average number of common and common equivalent shares outstanding. The equivalent shares, in thousands, for 1994, 1993, and 1992 were 19,973, 20,384, and 20,151, respectively.

     Reclassification: Certain reclassifications were made to the 1993 and 1992 financial statements to conform with the 1994 presentation.

NOTE B. ACQUISITION OF HUCK INTERNATIONAL, INC.

     On November 1, 1991, the Company purchased certain assets and assumed certain liabilities of Huck Manufacturing Company for $152.6 million in cash and the assumption of $19.0 million in debt and $20.6 million in other liabilities. The fair value of assets acquired was $192.2 million. The name was subsequently changed to Huck International, Inc. (Huck). The unaudited consolidated pro forma results of operations assuming consummation of the purchase as of July 1, 1990, are as follows:


                                                         ProForma
(in millions except per share data)                        1992
- - ----------------------------------------------------------------
Net sales                                              $1,364.4

Net income                                                 61.7
Net income per share                                        3.06
- - ----------------------------------------------------------------

     The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the two companies been combined for the year presented nor of the future results of operations.

NOTE C. RECEIVABLES

The components of receivables are as follows:

                                                    June 30
                                                ----------------
(in millions)                                   1994      1993
- - ----------------------------------------------------------------
Receivables under U.S. Government
   contracts and subcontracts:
      Amounts billed                           $ 57.6     $ 89.2
      Unbilled costs and accrued profits         91.5       92.9
                                               -----------------
Total receivables under U.S. Government
   contracts and subcontracts                   149.1      182.1
Accounts receivable                              44.6       42.0
Other current receivables                         1.7        1.7
                                               -----------------
                                               $195.4     $225.8
                                               =================
- - ----------------------------------------------------------------

     Unbilled costs and accrued profits consist principally of revenues recognized on U.S. Government contracts for which billings have not been presented. Such amounts are billed on the basis of contract terms and delivery schedules. It is expected that $51.2 million of the unbilled amount at June 30, 1994, will be billed within 90 days. The remaining $40.3 million primarily relates to amounts subject to final negotiations of contract terms and rates and is expected to be collected within two years.

     Cost and incentive-type contracts and subcontracts are subject to Government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

     Cost management award fees of $15.6 million have been recognized on the current Space Shuttle Redesigned Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all of the cost management award fees remain at risk until completion of the current contract and final NASA review. Unanticipated problems which erode cost management performance could cause a reversal of some or all of the recognized cost management award fees and would be offset against receivable amounts from the U.S. Government or be directly reimbursed.

NOTE D. INVENTORIES

     Inventories are summarized as follows:


                                                    June 30
                                                 --------------
(in millions)                                    1994      1993
- - ---------------------------------------------------------------
Finished goods                                $ 56.1     $ 46.6
Raw materials and work-in-process               47.3       47.9
Inventoried costs related to
   U.S. Government and other
   long-term contracts                          36.7       46.2
Progress payments received on
   long-term contracts                         (18.2)     (22.3)
                                              -----------------
                                              $121.9     $118.4
- - ---------------------------------------------------------------

NOTE E. FINANCING ARRANGEMENTS

     The Company has credit commitments from a group of banks totaling $100 million under a Revolving Credit Agreement. The funds available under the credit facility may be used for any corporate purpose and are available through September 1997. At June 30, 1994, the Company had not drawn upon these credit facilities.

     Short-term debt consisted of foreign subsidiary borrowings with various domestic and foreign banks with interest rates varying from 2.9 to 6.7 percent.

     Long-term debt consisted of the following:


                                                   June 30
                                             ----------------
(in millions)                                  1994      1993
- - -------------------------------------------------------------
Private Placement Notes:
  10.34% notes, due June 30, 1994                      $ 34.5
  10.45% notes, due June 30, 1996           $ 37.0       37.0
  10.48% notes, due June 30, 1999             48.5       48.5
Other                                          2.5        2.6
                                            -----------------
                                              88.0      122.6
Less current maturities                         .1       34.7
                                            -----------------
                                            $ 87.9     $ 87.9
                                            =================
- - -------------------------------------------------------------

     The note agreements contain covenants restricting, among other things, the Company's ability to incur funded debt in excess of 60 percent of consolidated net tangible assets, limitations on sale and leaseback transactions, and the sale of assets during each 12-month period which account for more than 10 percent of revenues, earnings or book value of the Company's total assets. The agreements also contain restrictions with respect to the amount of retained earnings available for the payment of cash dividends and the purchase of Company stock. At June 30, 1994, approximately $225 million of retained earnings was available for the payment of dividends and the purchase of Company stock. Interest paid on borrowings was $14.4, $25.5, and $24.2 million in 1994, 1993, and 1992, respectively.

NOTE F. INCOME TAXES

     On June 30, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1991. There was no cumulative effect from adoption of SFAS 109 as deferred tax assets remained unchanged from SFAS No. 96. The provisions for income taxes applicable to both domestic and foreign operations are as follows:


(in millions)                        1994       1993       1992
- - ---------------------------------------------------------------
Current Taxes:
   Federal                          $31.6     $116.2      $35.0
   Foreign                             .4         .2         .6
   State                              4.1       16.4        5.2
                                    ---------------------------
                                     36.1      132.8       40.8

Deferred Taxes:
   Federal                            1.7      (81.8)      (1.5)
   Foreign                            (.5)      (1.6)       (.3)
   State                               .2      (11.5)       (.2)
                                    ---------------------------
                                      1.4      (94.9)      (2.0)
                                    ---------------------------
                                    $37.5     $ 37.9      $38.8
                                    ===========================
- - ---------------------------------------------------------------


     A reconciliation of the United States statutory rate to the effective income tax rate applicable to income before the cumulative effect of accounting changes follows:


                                       1994       1993      1992
- - -----------------------------------------------------------------
Statutory rate                         35.0%      34.0%     34.0%
   Effect of:
      State taxes, net of
         federal benefit                3.1        3.2       3.3
      R&D credit                        (.8)
(1.2)
      Impact of retroactive
         federal tax increase           1.5
   Other                                (.5)        .1       2.0
                                       --------------------------
Effective rate                         38.3%      37.3%     38.1%
                                       ==========================
- - -----------------------------------------------------------------

     Deferred income taxes arise because of differences in the treatment of income and expense items for financial reporting and income tax purposes. Deferred income taxes are not provided on certain unremitted earnings of international subsidiaries as the earnings are deemed to be indefinitely reinvested and the effect of such taxes would not be significant after foreign tax credits. The effect of the temporary differences that give rise to deferred tax balances at June 30 are as follows:


(in millions)                                    1994      1993
- - ----------------------------------------------------------------
Recognition of income on contracts
   reported on different methods for tax
   purposes than for financial reporting         $ 45.3   $42.0
Depreciation expense                               53.0    51.3
Employee benefit expenses                          11.9     9.8
Other                                               3.5      .1
                                                 --------------
Gross deferred tax liabilities                    113.7   103.2

Provision for estimated expenses                  (41.3)  (45.9)
Employee benefit expenses                         (48.0)   (9.9)
Other                                              (7.5)   (6.1)
                                                 --------------
Gross deferred tax assets                         (96.8)  (61.9)
                                                 ---------------
Net deferred tax liabilities                       16.9    41.3
Net current deferred tax assets                           (21.4)
                                                 ---------------
Net non-current deferred tax liabilities         $ 16.9  $ 62.7
                                                ===============
- - ---------------------------------------------------------------

     The increase in the "employee benefit expenses" deferred tax asset resulted from the adoption of SFAS No. 106 and SFAS No.
112.

     Total income tax payments were $36.0, $121.1, and $35.4 million during 1994, 1993, and 1992, respectively.

     In connection with the transfer on July 1, 1989, of certain assets and liabilities to Morton International, Inc., the Company and Morton entered into a Tax Sharing Agreement which generally provides that each entity will retain federal, state and local income tax liabilities applicable to their pre July 1, 1989, operations.

     The Internal Revenue Service (IRS) has completed its examination of federal income tax returns through fiscal year 1985. Based upon preliminary understandings, substantial tax refunds and interest payments may be received by the Company. Such interest and a portion of the taxes refunded will be recognized as income as audits are finalized. Tax refunds which relate to timing issues will be utilized to pay the corresponding deferred tax liabilities as amounts come due.

NOTE G. PREFERRED STOCK PURCHASE RIGHTS

     The Company has declared a dividend distribution of one Preferred Share Purchase Right for each outstanding common share. Each Right entitles its holder to buy one one-hundredth of a share of a new series of the Company's preferred stock at an exercise price of $60. The Rights will only become exercisable if a person or group acquires or makes an offer to acquire 15 percent or more of the Company's common stock. If the Company is acquired in a merger or other business combination, each Right will entitle the holder to purchase common stock of the acquiring company having a market value of twice the exercise price of the Right. If any person acquires 15 percent or more of the Company's common stock, each Right will entitle the holder (other than such acquirer) to purchase common stock of the Company having a market value of twice the exercise price of the Right. The Rights may be redeemed by the Company at the price of $.01 per Right prior to the acquisition of 15 percent or more of the outstanding shares of the Company's common stock. The Rights expire on February 28, 1999.

NOTE H. RETIREMENT PLANS

     The Company has noncontributory defined benefit pension plans covering most of its employees. The benefits for most employees are based on an average of the employee's highest five consecutive years' earnings during the ten years preceding retirement and on credited service. Certain supplemental unfunded plan arrangements also provide retirement benefits to specified groups of participants.

   The Company's funding policy for the plans is to contribute amounts sufficient to meet the minimum funding requirements of the Employee Retirement Income Security Act of 1974, plus any additional amounts which the Company may determine to be appropriate.

     The annual cost for all Company-sponsored defined benefit pension plans includes the following components:


(in millions)                        1994       1993       1992
- - ----------------------------------------------------------------
Service cost                        $ 14.8     $ 15.9     $ 13.6
Interest cost                         36.2       34.3       31.3
Actual gain on plan assets           (22.4)     (59.9)     (57.3)
Net amortization and deferral        (19.9)      20.7       20.5
                                    ----------------------------
Net pension cost                       8.7     $ 11.0     $  8.1
                                    ============================

- - ----------------------------------------------------------------

     The reconciliation of the funded status of all defined benefit pension plans at June 30 is as follows:


(in millions)                        1994       1993       1992
- - ----------------------------------------------------------------
Actuarial present value of benefits:
  Vested benefits                   $391.8     $362.1     $309.1
  Nonvested benefits                   2.5        6.2        7.7
                                    ----------------------------
    Accumulated benefit
      obligation                     394.3      368.3      316.8
Effect of projected future
  compensation increases              85.7       94.6       97.3
                                    ----------------------------
    Projected benefit obligation     480.0      462.9      414.1
Fair value of plan assets            494.9      487.2      428.8
                                    ----------------------------
  Plan assets in excess of
    projected benefit obligation      14.9       24.3       14.7
Unrecognized net losses               47.9       29.5       30.0
Unrecognized transition obligation   (27.3)     (30.6)     (33.9)
Unrecognized prior service cost        1.3        7.4        7.5
                                    ----------------------------
     Pension asset                  $ 36.8     $ 30.6     $ 18.3
                                    ============================
- - ----------------------------------------------------------------

     The assumptions used in the determination of the net pension cost for all defined benefit pension plans are shown below:


                                      1994        1993      1992
- - ----------------------------------------------------------------
Discount rate                         8.0%         8.0%      8.5%

Rate of increase in compensation
   levels                             5.5          5.5       5.5
Expected long-term rate of return
   on assets                          9.0          9.0       9.0
- - -----------------------------------------------------------------

     The assets of the Company-sponsored plans are invested primarily in equities and bonds. Certain pension plans contain restrictions on the use of excess pension plan assets in the event of a change in control of the Company.

     The Company sponsors a defined contribution money purchase plan covering certain employees. The Company makes contributions on behalf of each participant at a specified percentage of base pay. The annual cost of the defined contribution plan was $.8, $.8, and $.9 million in 1994, 1993, and 1992, respectively.

     The Company has matching and nonmatching savings plans for eligible employees. Company contributions to the savings plans, which are based on a limited percentage of participant contributions, were $7.6, $8.2, and $8.9 million in 1994, 1993, and 1992, respectively.

NOTE I. POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

     In addition to providing pension benefits, the Company provides certain health care and life insurance benefits for substantially all of its retirees and eligible dependents. During 1992, the plan for providing these benefits was revised for employees retiring after February 1, 1993. The current plan is contributory, with retiree contribution levels adjusted annually, and contains other cost-sharing features including deductibles and coinsurance. Under the revised plan, the Company's cost for retiree medical is limited to a 4 percent annual increase. Current eligibility requirements include ten years of credited service after attaining age forty-five.

     Effective July 1, 1993, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions." The standard requires the Company to accrue the expected cost of postretirement benefits during the period of employee eligible service rather than the prior policy of charging the costs against earnings as the amounts were paid.
The Company recognized the transition obligation as a one-time charge to earnings. At July 1, 1993, the accumulated postretirement obligation recognized was $81.9 million. The effect on 1994 earnings and shareholders' equity was $51.6 million ($2.59 per share) after a deferred income tax benefit of $30.3 million. A significant portion of the charge is expected to be recovered in future years as amounts are funded and allocated to Government contracts. The Company's policy is to fund the cost of retiree medical benefits at management's discretion. Voluntary Employees' Beneficiary Association (VEBA) trusts and other trusts under IRS regulations were established in 1994 for funding purposes. The amounts funded are tax deductible in the year of contribution under current IRS regulations.

     Retiree medical and life insurance costs for the year ended
June 30, 1994, are as follows:


(in millions)
- - ---------------------------------------------------------
Service cost - attributed to service
   during the period                               $  2.4
Interest cost on accumulated postretirement
   benefit obligation                                 6.5
                                                   ------
Retiree medical and life insurance costs           $  8.9
                                                   ======
- - ---------------------------------------------------------

     The following table reconciles the plan's funded status to the amount included in the Company's balance sheet at June 30, 1994:


(in millions)
- - ---------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                             $ 71.8
   Fully eligible active plan participants                10.6
   Other active plan participants                         12.7
                                                        ------
Total accumulated postretirement benefit obligation       95.1

Plan assets at fair value, primarily listed stocks
   and bonds                                              (5.3)
                                                        -------
Accumulated postretirement benefit obligation
   in excess of plan assets                               89.8
Unrecognized net experience loss                         (13.8)
                                                        -------
Accrued retiree benefits other than pensions            $ 76.0
                                                        =======
- - ---------------------------------------------------------------
Assumptions Used for 1994:
- - ---------------------------------------------------------------
Discount rate                                              8.0%
   Health care cost trend rate decreasing to
   9% in 1995 and to 6% by 2001                           10.0%
- - ---------------------------------------------------------------

     Increasing the assumed health care cost trend rate by one percentage point would increase the accumulated postretirement benefit obligation at June 30, 1994, by approximately $4.5 million and increase retiree medical costs by approximately $.3 million in 1994.

     Amounts paid for retiree medical and life insurance costs were $6.5 and $4.8 million in 1993 and 1992, respectively.

NOTE J. POSTEMPLOYMENT BENEFITS

     Effective July 1, 1993, the Company adopted SFAS No. 112, "Employers' Accounting for Postemployment Benefits." This accounting standard requires the Company to accrue the expected cost of postemployment benefits provided to former employees or their beneficiaries rather than the prior policy of charging the costs against earnings as the amounts were paid. The liability, which relates to long-term disability benefits and medical benefits recognized at July 1, 1993, was $19.3 million. The cumulative effect on earnings and shareholders' equity was $12.2 million ($.61 per share) after a deferred income tax benefit of $7.1 million.

NOTE K. CONTINGENT MATTERS

     The Company is currently involved in a number of lawsuits and other contingencies. The Company provides for costs related to contingencies when a loss is probable and the amount is reasonably determinable. It is the opinion of management, based on advice of counsel, that the ultimate resolution of these contingencies, to the extent not previously provided for, will not have a material adverse effect on the financial condition of the Company. However, depending on the amount and timing of an unfavorable resolution of these contingencies, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.

NOTE L. ENVIRONMENTAL MATTERS

     The Company is presently involved with two Environmental Protection Agency (EPA) superfund sites in Morris County, New Jersey formerly operated by the Company for government contract work. The Company has not incurred any material costs relating to these environmental matters. The Company has negotiated a consent decree with the EPA on the Rockaway Borough Well Field ("Klockner") site. The decree is subject to final approval of the Federal District Court of New Jersey. With respect to the Company's liability for response costs, site remediation, and future operation maintenance costs of the Klockner site, the Company has recorded an $8.5 million liability. The Company is a "potentially responsible party" at the Rockaway Township Well Field ("Denville") site. The Company has agreed to replace a water treatment system at the Denville site at an estimated cost of $.25 million. The total estimated cost for remediation and future operations and maintenance at this site is $4.9 million which the Company has accrued.

     In addition to the above sites the Company is involved with other locations involving environmental issues. The Company has recorded an estimated total liability for all of its environmental remediation of $20 million. The Company has recorded an $11 million receivable that it expects to recover from third parties and the U.S. Government as amounts are expended. The Company estimates it will spend approximately $10.8 million of the total liability equally over the next three years.

NOTE M. LEASE COMMITMENTS

     The Company has operating leases, which are principally short-term, and primarily for building and office space and other real estate. Rental expense charged was $9.9, $11.9, and $14.5 million in 1994, 1993, and 1992, respectively. Renewal and purchase options are available on certain of these leases.
Future minimum rental commitments under non-cancelable operating leases as of June 30, 1994, were not material. Certain plant facilities and equipment are provided for use by the U.S. Government under short-term or cancelable arrangements.

NOTE N. STOCK OPTION AND PERFORMANCE UNIT PLANS

     The Company's Stock Option Plans provide that grants may be made to key employees of (a) stock options, (b) stock options with alternative appreciation rights, (c) appreciation rights, not related to any option, and (d) shares of restricted stock and other awards as deemed appropriate by the Compensation Committee of the Board of Directors. In addition, options granted prior to fiscal year 1992 may provide for supplemental cash payments to optionees upon exercise for the purpose of reimbursing them for income tax liabilities incurred as a result of such exercises. Stock option activity during fiscal year 1994 is summarized as follows:


                                      Shares          Per Share
- - ----------------------------------------------------------------
Options outstanding at
  June 30, 1993                     1,224,196    $10.86 to $15.81
Granted                               221,100    $21.63 to $26.13
Lapsed                                (40,000)             $21.63
Exercised                            (587,261)   $11.25 to $15.81
                                    -----------------------------

Options outstanding at
  June 30, 1994 (648,935
  exercisable shares)                 818,035    $10.86 to $26.13
                                    =============================
- - -----------------------------------------------------------------

     Options outstanding at June 30, 1994, have expiration dates ranging from June 1996 to May 2004.

     In addition, limited appreciation rights were outstanding covering 182,972 option shares. Limited appreciation rights are paid automatically in cash in lieu of other related options upon a change in control of the Company. As of June 30, 1994, supplemental cash payment rights were outstanding with respect to 80,447 option shares, payable upon exercise of options or limited appreciation rights.

   Shares of common stock reserved for both outstanding and future grants of options and payment of appreciation rights and other stock-based awards at June 30, 1994 and 1993 were 1,557,185 and 2,144,446 shares, respectively.

NOTE O. FAIR VALUE OF FINANCIAL INSTRUMENTS

     Under SFAS No. 107, "Fair Value Disclosures about Financial Instruments," the Company is required to disclose the fair value of financial instruments, including off-balance-sheet financial instruments, when fair value can be reasonably estimated. The values provided are representative of fair values only as of June 30, 1994 and 1993, and do not reflect subsequent changes in the economy, interest and tax rates, and other variables that may impact determination of fair value. The following methods and assumptions were used in estimating fair values:

     Cash and cash equivalents: The carrying amount approximates fair values.

     Receivables: The fair value of receivables, due to the collection of certain receivables over an extended period, is based on the discounted value of expected future cash flows.

     Short-term and long-term debt: The carrying value of short-term debt approximates fair value. The fair value of long-term debt is estimated based on the current borrowing rates for similar issues.

     Off-balance-sheet instruments: Foreign currency exchange contracts are not significant.

     The carrying amounts and estimated fair values of the Company's financial instruments at June 30 were as follows:


                                  1994                   1993
                            ---------------------------------------
                            Carrying     Fair      Carrying    Fair
(in millions)                Amount      Value      Amount    Value
- - -------------------------------------------------------------------
Cash and cash
   equivalents              $ 40.1     $ 40.1      $ 31.4    $ 31.4
Receivables                  195.4      192.3       225.8     220.7
Short-term debt               27.1       27.1        27.0      27.0
Long-term debt                88.0       95.3       122.6     135.9
- - -------------------------------------------------------------------

NOTE P. OPERATIONS BY INDUSTRY SEGMENT

     The Company and its subsidiaries design, develop, manufacture, and sell products classified in two principal industry segments.

     The propulsion systems segment consists of propulsion, gas generator and ordnance products, metal and composite components, and services relating to such systems, principally under contracts and subcontracts with the Department of Defense, the National Aeronautical and Space Administration (NASA) and aerospace prime contractors, for use primarily in space and defense applications.

     The fastening systems segment consists of high technology, specialty fastening systems for a broad range of aerospace and industrial applications worldwide.


                                           Year Ended June 30
                                     ---------------------------
(in millions)                          1994       1993      1992
- - ----------------------------------------------------------------
Net Sales
   Propulsion Systems              $  868.2   $1,042.8  $1,204.8
   Fastening Systems                  175.7      158.9     106.9
                                   -----------------------------

Consolidated net sales             $1,043.9   $1,201.7  $1,311.7
                                   =============================
- - ----------------------------------------------------------------
Operating Profit
   Propulsion Systems              $   86.8   $  117.8  $  119.7
   Fastening Systems                   16.9        7.8       8.7
                                   -----------------------------
     Operating profit                 103.7      125.6     128.4
     Interest and other income         12.9        6.6       9.2
     Interest expense                 (14.4)     (25.5)    (24.2)
     Unallocated corporate
        expense                        (4.4)      (5.0)    (11.6)
                                   -----------------------------
   Consolidated income
        before income taxes and
        cumulative effect of
        accounting changes         $   97.8   $  101.7   $ 101.8
                                   =============================
- - ----------------------------------------------------------------
Total Assets
   Propulsion Systems              $  506.6   $  573.5   $  607.8
   Fastening Systems                  238.3      207.9      208.7
   Corporate                           55.6       52.8      139.6
                                   ------------------------------
Consolidated assets                $  800.5   $  834.2    $ 956.1
                                   ==============================
- - -----------------------------------------------------------------
Depreciation Expense
   Propulsion Systems              $   29.4   $   32.9    $  34.7
   Fastening Systems                    6.0        5.0        3.8
   Corporate                             .6         .7         .5
                                   ------------------------------
Consolidated depreciation
   expense                         $   36.0   $   38.6    $  39.0
                                   ==============================
- - -----------------------------------------------------------------
Amortization Expense
   Propulsion Systems              $    2.5   $    2.7    $   3.0
   Fastening Systems                    2.5        2.5        1.7
                                   ------------------------------
Consolidated amortization
   expense                         $    5.0   $    5.2    $   4.7
                                   ==============================
- - -----------------------------------------------------------------
Capital Expenditures
   Propulsion Systems              $   13.0   $   12.9    $  26.3
   Fastening Systems                    7.8        6.7       10.5
   Corporate                             .4         .2         .6
                                   ------------------------------
Consolidated capital
   expenditures                    $   21.2   $   19.8    $  37.4
                                  ===============================
- - -----------------------------------------------------------------

     A proportionate share of Corporate general and administrative expense is allocated and reimbursed through propulsion systems contracts.

     The fastening systems segment for 1992 represents operating results for an eight-month period beginning November 1, 1991.
Intersegment, foreign operations, and export sales are insignificant.

     Net sales under U.S. Government contracts and subcontracts amounted to $813.4, $975.7, and $1,134 million for 1994, 1993, and 1992, respectively.

     Corporate assets consist principally of cash and cash equivalents, deferred income tax assets, property, plant and equipment, and other noncurrent assets.

Management's Report on Financial Statements

     Management has prepared, and is responsible for, the consolidated financial statements and all related financial information contained in the Annual Report. The consolidated financial statements, which include amounts based on estimates and judgments, were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and applied on a consistent basis. Other financial information in this report is consistent with that in the consolidated financial statements.

     Management maintains an accounting system and related internal controls which it believes provide reasonable assurance, at appropriate cost, that transactions are properly executed and recorded, that assets are safeguarded, and that accountability for assets is maintained. An environment that provides an appropriate level of control is maintained and monitored and includes examinations by an internal audit staff.

     Management recognizes its responsibilities for conducting the Company's affairs in an ethical and socially responsible manner. The Company has written standards of business conduct, including its business code of ethics which emphasize the importance of personal and corporate conduct, that demands compliance with federal and state laws governing the Company. The importance of ethical behavior is regularly communicated to all employees through ongoing education and review programs designed to create a strong compliance environment.

     The Audit Committee of the Board of Directors is composed of five outside directors. This Committee meets periodically and also meets separately with representatives of the independent auditors, Company officers, and the internal auditors to review their activities.

     The consolidated financial statements have been examined by Ernst & Young LLP, independent auditors, whose report follows.



Richard L. Corbin
Senior Vice President and
Chief Financial Officer

Report of Ernst & Young LLP, Independent Auditors

To the Stockholders and Board of Directors
Thiokol Corporation:

     We have audited the accompanying consolidated balance sheets of Thiokol Corporation as of June 30, 1994 and 1993, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Thiokol Corporation at June 30, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended June 30, 1994 in conformity with generally accepted accounting principles.

     As discussed in Notes I and J, the Company changed its method of accounting for postretirement benefits other than pensions and postemployment benefits.



                                   ERNST & YOUNG LLP

Salt Lake City, Utah
August 2, 1994

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Results of Operations
Fiscal Year 1994 Compared to Fiscal Year 1993

     Net income for 1994 before the cumulative effect of accounting changes was $60.3 million or $3.02 per share, a decrease of 5 percent compared to $63.8 million or $3.13 for the prior year. The decrease in net income was caused primarily by lower defense sales in 1994 and higher 1993 propulsion systems income due to the nonrecurring recovery of $13 million in U.S. Government reimbursement of tax-related costs recognized in prior years. Net income for the year was favorably affected by receipt of $10.5 million of interest from income tax refunds, higher fastening systems income, and lower interest expense.

     The cumulative effect of accounting changes resulted from the July 1, 1993, adoption of Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The one-time after-tax charge of $63.8 million or $3.20 per share reflects the after-tax liability recognized at July 1, 1993, due to the adoption of SFAS Nos. 106 and 112 of $51.6 and $12.2 million, respectively. Net loss for the twelve months ended June 30, 1994, after the charge for the accounting changes, was $3.5 million or $.18 per share.

     Sales for the year of $1,043.9 million decreased 13 percent compared to $1,201.7 million last year. Propulsion systems sales of $868.2 million decreased 17 percent primarily as the result of completion of Peacekeeper motor deliveries in the first quarter and lower operating levels at the government-owned, company-operated ammunition plants. Fastening systems sales of $175.7 million increased 11 percent or $16.9 million as a result of higher domestic industrial sales and a small acquisition.

     Space sales in 1994 of $500.8 million decreased 4 percent or $18.5 million compared to 1993 and related operating income decreased 16 percent to $51.5 million from prior year's $61.5 million. Sales and income derived from production of the Space Shuttle Redesigned Solid Rocket Motor (RSRM), which represents the majority of Space operations, were flat in comparison to 1993. The decline in revenues resulted primarily from cancellation of the Advanced Solid Rocket Motor (ASRM) nozzle work during the second quarter and fewer Castor and STAR motor deliveries. Income was lower due to the nonrecurring recovery in Government reimbursement in 1993 of tax-related costs recognized in prior years and Castor 120TM motor development costs.

     Strategic sales decreased $110.6 million or 41 percent to $156.5 million while operating income of $27.4 million decreased $18.4 million or 40 percent from $45.8 million in 1993. The sales and income decrease was caused primarily by completion of Peacekeeper motor deliveries during the first quarter of 1994, and was partially offset by higher Trident incentive fees.

     Tactical sales declined 3 percent to $89.5 million from $92 million last year. Tactical income of $1.3 million increased $.9 million over 1993. The continuing low operating margins reflect reduced unit volumes and a competitive pricing environment.

     Ordnance sales decreased 26 percent to $121.4 million compared to $164.4 million last year and operating income of $6.6 million decreased $3.6 million from the prior year. The decrease in sales and income resulted from lower operating levels at the government-owned, company-operated ammunition plants combined with lower operating margins.

     Fastening systems segment sales of $175.7 million increased 11 percent for the year while operating income of $16.9 million increased $6.8 million or 67 percent over last year's $10.1 million, excluding a $2.3 million charge in 1993 for severance and restructuring costs. Higher domestic industrial sales combined with lower costs and improved efficiency contributed to the increase in income. Sales and income from international operations continue to be negatively affected by the recession in Europe.

     General and administrative expense for the year of $69.6 million decreased slightly from $70.2 million in 1993. The $11.1 million decrease in interest expense resulted primarily from the repayment of $100 million long-term debt at the end of last year.

     The tax provision for income taxes reflects effective rates of 38.3 percent in 1994 and 37.3 percent in 1993.

Results of Operations
Fiscal Year 1993 Compared to Fiscal Year 1992

     Net income for 1993 of $63.8 million or $3.13 per share increased 1 percent over $63 million or $3.12 per share for 1992.
 Operating results for 1993 were favorably affected by certain tax-related items.

     Annual sales were $1,201.7 million, an 8 percent decrease from $1,311.7 million in 1992. A $162 million or 13 percent decline in aerospace sales was partially offset by a $52 million increase in Huck fastening systems sales due to the inclusion of twelve months of sales in 1993 compared to eight months of sales in fiscal year 1992. Huck was purchased on November 1, 1991.

     Space sales of $519.3 million were 7 percent lower than in 1992, resulting primarily from slightly lower production on the Space Shuttle RSRM and reduced ASRM nozzle development activity. Operating income increased 5 percent to $61.5 million as a result of higher margins on the Space Shuttle RSRM program.

     Strategic sales declined 11 percent to $267.1 million from $300.6 million in 1992; however, operating income increased 17 percent to $45.8 million. The sales decrease was attributed to a cost underrun on the Peacekeeper program, reduced Peacekeeper component deliveries, and reduced sales on the SICBM and Trident programs. The SICBM program was terminated during the third quarter of the prior fiscal year. Higher operating margins realized on the Peacekeeper and Trident programs offset the effect of the sales decrease.

     Tactical sales of $92 million declined 29 percent from 1992 while operating income of $.4 million compares to income of $8.2 million in 1992. The sales decline was caused principally by a decrease in HARM and Mark 70 deliveries. Reduced program operating margins also contributed to the decrease in operating income.

     Ordnance sales of $164.4 million decreased 25 percent and related operating income decreased 27 percent to $10.1 million. The decline in sales and income resulted from lower operating levels at the Louisiana plant and significantly reduced flare deliveries.

     The Company's results in each of its propulsion systems businesses were favorably affected during 1993 by recoveries in U.S. Government revenues of approximately $13 million of tax-related costs expensed in prior years.

     Huck's fastening systems sales of $158.9 million for the twelve-month period ended June 30, 1993, compares to sales of $106.9 million for the eight-month period ended June 30, 1992. Fastening systems income for the current twelve-month period of $7.8 million, after deducting a $2.3 million charge for severance and restructuring costs, decreased in comparison to income of $8.7 million for the eight-month period in 1992. Fastening systems income does not include an allocation of Corporate expense. Significantly higher industrial sales offset reduced aerospace sales. Income from international operations continues to be negatively affected by the recession in Europe.

     General and administrative expense for the year of $70.2 million increased $10.6 million, all of which was due to the inclusion of twelve months of Huck general and administrative expense versus eight months of Huck expense in fiscal year 1992. For comparative purposes, general and administrative expense for 1993, excluding Huck, was $32.5 million, a 6 percent decrease from 1992. Increases in interest expense and research and development costs are attributed to Huck operations. Interest income declined $2.8 million during 1993 as a result of lower interest rates.

     The provision for income taxes reflects effective rates of
37.3 percent in 1993 and 38.1 percent in 1992.


Future Operations/Business Environment

     The Company's major business is the production of high-technology solid propellant motors for space and defense applications. Production of and services for the RSRM represented 44 percent of 1994 total Company sales and 49 percent of operating income. The current contract with NASA extends the Company's production of the RSRM through fiscal year 2000.
NASA's continued emphasis on cost containment should produce a slight decrease in RSRM sales in 1995. However, the opportunity under contract incentives to reduce costs over the life of the program provides for higher margin opportunities in the future. The level of U.S. Government funding of Space programs may impact the Space Shuttle launch schedule. Management believes that its production rate will stay at the current planned level of eight per year. A significant reduction in the launch schedule could lower the Company's production rates and would reduce related revenue and profits to the Company. The Company believes there are long-term growth opportunities in the expendable launch vehicle area and is developing new solid rocket motors, including the Castor 120TM motor, for this market.

     The ASRM program, which was being developed by a competitor to replace Thiokol's current RSRM, was canceled by the U.S. Government during 1994. The Company's contract for the ASRM nozzle development generated approximately $1 million in sales this year and $11 million in sales in 1993. The cancellation of the ASRM will have a minor impact on sales and income over the next few years.

     Due to reductions in U.S. Government defense spending, the Company expects its defense sales and income to continue to decline in fiscal year 1995 and 1996. The Peacekeeper program was completed during the first quarter of 1994. Trident sales will likely decrease as missile production is reduced in future years. Decreased defense spending has created a highly competitive pricing environment for tactical programs and a decline in new program opportunities. The propulsion industry is characterized by overcapacity and continued industry consolidation. Management believes it is well positioned to be a strong competitor in this environment. Sales from the company-operated U.S. Army ordnance plants will decline significantly in 1995. Both of the company-operated plants are on the Army's closure list but will be maintained in an inactive status for an indefinite period. All U.S. Army directed production is expected to be completed during fiscal year 1995. The Company has negotiated long-term contracts for maintaining the plants, managing inventory and performing other non-production related projects. The Company has been successful in competing for a small number of Army production contracts which will be manufactured at the Longhorn plant. In response to this current environment, the Company continues to downsize operations to match current and projected operating conditions by reductions in employment, consolidation of facilities, and related spending reductions.

     The Company is pursuing demilitarization opportunities in the United States and internationally. In addition, the Company was awarded a contract to develop a propulsion replacement program for Minuteman solid rocket motors beginning in fiscal year 1995.

     Huck International, Inc., the Company's fastening systems segment, continues to improve its position in both industrial and aerospace fastening systems markets. Huck's industrial fasteners recorded record sales in 1994 and that trend is expected to continue. The aerospace segment is influenced by build schedules of commercial aircraft which have flattened out but are anticipated to increase over the next several years. Military aircraft spending is expected to continue at a low production level. The addition of the Deutsch Fastener Manufacturing Company in January, 1994, provides Huck a broader product line for the commercial aircraft business.

     The IRS has completed its examination of federal income tax returns through fiscal year 1985. Based upon preliminary understandings, substantial tax refunds and interest payments may be received by the Company. Such interest and a portion of the taxes refunded will be recognized as income as audits are finalized.

Other Matters

     The Company has operating leases, the majority of which are short-term and real estate related. Rental expense amounted to $9.9 million in 1994. Renewal and purchase options are available on certain of these leases. Future minimum rental commitments under non-cancelable operating leases are not significant.

     The Company is involved in various legal proceedings and uncertainties including those related to environmental matters as discussed in Notes K and L to the consolidated financial statements.

Liquidity and Capital Resources

     Cash flow provided by operations was $132.7 million compared to $21.6 million in 1993. The increase resulted principally from: 1) an $85.0 million decrease in income tax payments from 1993, 2) a $31.1 decrease in receivables this year compared to a $29.6 million increase in receivables in 1993, and 3) a $2.6 million increase in accounts payable and accrued expenses compared to a $28.1 million decrease last year. Cash flow decreased from the prior year as a result of a $45.4 million decrease in inventories and prepaid expenses in 1993 compared to a $.1 million increase this year.

     Investing activities, which consumed approximately $32.1 million in cash this year, include purchases of property, plant and equipment and a small acquisition. During 1994 the Company acquired certain assets of Deutsch Fastener Manufacturing Company of Lakewood, California. Deutsch Fastener, with annual sales of approximately $15 million, produces a broad line of high performance fasteners.

     During 1994 the Company repurchased 2,034,238 shares ($51.7 million) of common stock compared to 574,800 shares ($11.6 million) in 1993. Earnings per share increased 4.7 percent compared to 1993 due to the reduction in outstanding shares. In June 1994 the Board of Directors authorized the repurchase of up to 1.5 million additional shares of common stock. Repayment of long-term debt declined from $102.8 million in 1993 to $34.7 million in 1994.

     Thiokol's current ratio at June 30, 1994, of 2.5 represented an increase from 2.2 at June 30, 1993. Working capital at June
30, 1994, of $216.5 million decreased $1.2 million since June 30,
1993.

     As a result of the ASRM cancellation, the Company has agreed to transfer its RSRM nozzle manufacturing operation in Utah to a new facility at NASA's Yellow Creek, Mississippi complex. The unfinished Yellow Creek facility was being constructed to manufacture the ASRM. The use of the new Yellow Creek nozzle facility will allow the Company to enhance its nozzle manufacturing process and strengthen its position in the solid propulsion industry. An estimated $80 million of capital investment will be expended to complete the nozzle facility over the next few years. The Company has current outstanding authorizations for capital expenditures of approximately $100 million.

     Future estimated cash flow from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, debt repayment, capital expenditures, dividend payments, and stock repurchase program for fiscal year 1995.

     During 1994 the Company negotiated a new $100 million revolving credit facility with a group of banks which expires in September 1997. As of June 30, 1994, no funds had been drawn on this credit facility.

Dividends and Recent Market Prices

     Dividends paid were 68 cents, 47 cents, and 36 cents per share for 1994, 1993, and 1992, respectively.

     The high and low market prices of Thiokol common stock for fiscal year 1994 were $29.00 per share and $21.13 per share, respectively. The principal market for the Company's common stock is the New York Stock Exchange and prices are based on the Composite Tape (ticker symbol TKC).


QUARTERLY FINANCIAL HIGHLIGHTS

                                  Fiscal Year 1994               Fiscal Year 1993
                                 Three Months Ended             Three Months Ended
                             ------------------------------   ----------------------------
(in millions, except
 per share data)             Jun 30  Mar 31  Dec 31  Sep 30  Jun 30  Mar 31 Dec 31  Sep 30
- - ------------------------------------------------------------------------------------------
Net sales                    $279.4  $266.1  $240.7  $257.7  $327.3  $277.9 $307.5 $289.0
Gross profit                   51.7    45.6    41.9    44.3    58.9    49.2   49.5   47.7
Income (loss) before cumulative
  effect of accounting changes 16.1    15.4    14.8    14.0    20.3    15.4   14.6   13.5
Net income (loss) (1)          16.1    15.4    14.8   (49.8)   20.3    15.4   14.6   13.5

Income (loss) per share
  before cumulative effect
  of accounting changes          .84     .77     .73     .68     .98     .76    .72    .67
Net income (loss) per
  share (1)(2)                   .84     .77     .73   (2.42)    .98     .76    .72    .67
Cash dividends paid per share    .17     .17     .17     .17     .17     .10    .10    .10
Market price
  High                         27.00   29.00   26.75   24.38   22.25   19.00  17.63  17.75
  Low                          22.88   25.50   21.13   21.13   18.25   16.00  14.88  14.13
- - ------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
(dollars in millions,
except per share data)                1994        1993        1992        1991      1990
- - -----------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales by industry segment
  Propulsion Systems               $  868.2    $1,042.8    $1,204.8    $1,255.4  $1,181.4
Fastening Systems (3)                 175.7       158.9       106.9
                                   -------------------------------------------------------
     Consolidated net sales         1,043.9     1,201.7     1,311.7     1,255.4   1,181.4
Interest and other income              13.7         7.8        10.5        14.4      10.2
Cost of sales and other expenses      945.4     1,082.3     1,196.2     1,159.5   1,101.1
Interest expense                       14.4        25.5        24.2        22.3      22.3
Income before cumulative effect of
    accounting changes                 60.3        63.8        63.0        53.4      41.4

FINANCIAL
Total assets                       $  800.5    $  834.2    $  956.1    $  849.1  $  816.2
Working capital                       216.5       217.7       138.8       356.2     317.1
Current ratio                           2.5         2.2         1.4         3.7       3.1
Short-term and long-term debt      $  115.1    $  149.6    $  245.8    $  220.0  $  220.0
Debt-to-equity                         29.9%       33.8%       63.5%       67.5%     80.3%
Stockholders' equity               $  384.5    $  443.2    $  387.3    $  325.7  $  274.0
Stockholders' equity per share         20.52       21.94       19.44       16.69     14.26
Return on stockholders' equity (4)     13.6%       16.5%       19.3%       19.5%     17.4%
Capital expenditures               $   21.2    $   19.8    $   37.4    $   40.9  $   29.4
Provision for depreciation             36.0        38.6        39.0        36.7      39.3
Cash dividends paid                    13.3         9.4         7.2         5.7       5.7
Cash dividends declared per share        .68         .47          .36         .30      .30

(LOSS) INCOME PER SHARE
Income before cumulative effect
  of accounting changes            $   3.02    $   3.13     $   3.12    $   2.75  $   2.15
Cumulative effect of accounting
  changes                             (3.20)
                                      ----------------------------------------------------
  Net (loss) income                $   (.18)   $   3.13     $   3.12    $   2.75  $   2.15

GENERAL
Average number of common
  and common equivalent
  shares outstanding (in thousands)  19,973      20,384        20,151      19,412   19,277
Approximate number of stockholders
  of record                           7,100       8,533         9,107       9,700   10,430
Approximate number of employees       8,000       9,300        11,200      11,500   11,500
- - ------------------------------------------------------------------------------------------
1) The first quarter of 1994 includes the cumulative effect of accounting changes of $63.8 million or $3.10 per share.
2) The sum of the 1994 quarterly net income or loss per share does not equal the annual net loss per share due to the significant impact on the first quarter net loss resulting from the adoption of SFAS No. 106 and SFAS No. 112 concurrent with decreasing shares outstanding during the year.
3) Represents net sales for an eight-month period in 1992.
4) Based on income before the cumulative effect of accounting changes and calculated on beginning of year stockholders' equity.

                                                  92