Form 10-K/A
period 1994-06-30
THIOKOL CORP /DE/
filed 1994-10-07
CIK 68366

October 5, 1994



Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, NW
Stop 1-4
Washington, D.C.   20549-1004

Attention:  Filing Desk

Re:  Thiokol Corporation - Commission File No. 1-6179
     Amendment No. 1 to Annual Report on Form 10-K/A
     Filed September 21, 1994 for the Fiscal Year Ended
     June 30, 1994

Gentlemen:

Pursuant to General Instruction D to Form 10-K and Rule 12b-15 Amendments, enclosed on behalf of the Registrant is Amendment No.1 to Form 10-K filed as Form 10-K/A. The amendment corrects "Edgar" filing problems encountered by the Registrant with column alignment of financial data set forth in the Consolidated Statement of Stockholder's Equity, page 80 and Note F. Income taxes, page 83 of the original filing. This filing amends Item 14(a)1 of Form 10-K set forth as Exhibit 13.

Sincerely,



Edwin M. North

EMN/dch

Enclosure

CONSOLIDATED STATEMENTS OF INCOME

                                                             Year Ended June 30
                                                   -------------------------------------
(in millions, except per share data)                  1994        1993            1992
- ----------------------------------------------------------------------------------------
Net sales                                          $1,043.9       $1,201.7      $1,311.7
Interest and other income                              13.7            7.8          10.5
                                                   -------------------------------------
                                                    1,057.6        1,209.5       1,322.2

Deductions from income:
  Cost of sales                                       860.4          996.4       1,122.4
  General and administrative expense                   69.6           70.2          59.6
  Research and development expense                     15.4           15.7          14.2
  Interest expense                                     14.4           25.5          24.2
                                                   -------------------------------------
                                                      959.8        1,107.8       1,220.4

Income before income taxes and cumulative
  effect of accounting changes                         97.8          101.7         101.8

Income taxes                                           37.5           37.9          38.8
                                                   -------------------------------------

Income before cumulative effect
  of accounting changes                                60.3           63.8          63.0

Cumulative effect of accounting changes               (63.8)
                                                   -------------------------------------
Net (loss) income                                  $   (3.5)      $   63.8      $   63.0
                                                   =====================================

Net (loss) income per share:
  Income before cumulative effect
    of accounting changes                          $   3.02       $   3.13      $   3.12
  Cumulative effect of accounting changes             (3.20)
                                                   -------------------------------------

    Net (loss) income                              $   (.18)      $   3.13      $   3.12
                                                   =====================================
- ----------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                             77


CONSOLIDATED BALANCE SHEETS
                                                                            June 30
                                                                        -----------------
(in millions)                                                           1994         1993
- -----------------------------------------------------------------------------------------
Assets

Current Assets
  Cash and cash equivalents                                          $ 40.1       $ 31.4
  Receivables                                                         195.4        225.8
  Inventories                                                         121.9        118.4
  Deferred income tax assets                                                        21.4
  Prepaid expenses                                                      4.5          2.9
                                                                     -------------------
   Total Current Assets                                               361.9        399.9

Property, Plant & Equipment
  Land                                                                 17.3         17.3
  Buildings and improvements                                          242.5        239.2
  Machinery and equipment                                             342.5        327.4
  Construction in progress                                             21.8         20.5
                                                                     -------------------
                                                                      624.1        604.4
  Less allowances for depreciation                                   (302.0)      (275.1)
                                                                     -------------------
                                                                      322.1        329.3

Other Assets
  Costs in excess of net assets of businesses acquired,
   less amortization                                                   54.0         55.9
  Patents and other intangible assets                                  19.6         21.9
  Other noncurrent assets                                              42.9         27.2
                                                                     -------------------
                                                                      116.5        105.0
                                                                     -------------------
                                                                     $800.5       $834.2
                                                                     ===================
Liabilities and Stockholders' Equity

Current Liabilities
  Short-term debt                                                    $ 27.1       $ 27.0
  Accounts payable                                                     40.3         33.2
  Accrued compensation                                                 46.4         48.0
  Other accrued expenses                                               28.9         26.5
  Income taxes                                                          2.6         12.8
  Current portion of long-term debt                                      .1         34.7
                                                                     -------------------
   Total Current Liabilities                                          145.4        182.2

Noncurrent Liabilities
  Long-term debt                                                       87.9         87.9
  Accrued retiree benefits other than pensions                         76.0
  Deferred income taxes                                                16.9         62.7
  Accrued interest and other                                           89.8         58.2
                                                                     -------------------
   Total Noncurrent Liabilities                                       270.6        208.8

Commitments and Contingent Liabilities

Stockholders' Equity
  Common stock (par value $1.00 per share)
    Authorized - 200.0 shares
    Issued - 20.5 shares including shares in treasury                  20.5         20.5
  Additional paid-in capital                                           46.2         48.7
  Retained earnings                                                   364.3        381.1
                                                                     -------------------
                                                                      431.0        450.3
  Less common stock in treasury, at cost
   (1.8 shares and .3 shares at June 30, 1994 and 1993)               (46.5)        (7.1)
                                                                     -------------------
      Total Stockholders' Equity                                      384.5        443.2
                                                                     -------------------
                                                                     $800.5       $834.2
                                                                     ===================
- ----------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                             78


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year Ended June 30
                                                               --------------------------
(in millions)                                                  1994        1993     1992
- -----------------------------------------------------------------------------------------
Operating Activities
   Net (loss) income                                        $ (3.5)     $ 63.8    $ 63.0
   Adjustments to reconcile net (loss) income to net
     cash provided by operating activities:
        Cumulative effect of accounting changes               63.8
        Depreciation and amortization                         41.0        43.8      43.7
        Changes in operating assets and liabilities:
           Receivables                                        31.1       (29.6)     23.1
           Inventories and prepaid expenses                    (.1)       45.4     (11.2)
           Accounts payable and accrued expenses               2.6       (28.1)     (9.8)
           Accrued income taxes                                1.6         9.5       5.6
           Other - net                                        (5.2)       11.7        .8
        Deferred income taxes                                  1.4       (94.9)     (2.0)
                                                            ----------------------------
              Net cash provided by operating activities      132.7        21.6     113.2


Investing Activities
   Acquisitions, net of acquired cash                        (12.1)       (6.0)   (149.3)
   Purchase of property, plant and equipment                 (21.2)      (19.8)    (37.4)
   Proceeds from disposal of assets                            1.2          .1       6.3
                                                            ----------------------------
              Net cash used for investing activities         (32.1)      (25.7)   (180.4)


Financing Activities
   Net change in short-term debt                              (2.0)       10.4       8.3
   Long-term borrowings                                                              1.0
   Repayment of long-term debt                               (34.7)     (102.8)     (2.4)
   Purchase of common stock for treasury                     (51.7)      (11.6)      (.1)
   Stock option transactions                                   9.8        13.1       5.9
   Dividends paid                                            (13.3)       (9.4)     (7.2)
                                                            ----------------------------
              Net cash (used for) provided                   (91.9)     (100.3)      5.5
              by financing activities

   Increase (decrease) in cash and cash equivalents            8.7      (104.4)    (61.7)
   Cash and cash equivalents at beginning of year             31.4       135.8     197.5
                                                            ----------------------------

   Cash and cash equivalents at end of year                 $ 40.1      $ 31.4    $135.8
                                                            ============================
- ------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

                                             79


CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                           Common Stock  Additional          Treasury Stock  Total
                          --------------  Paid-In  Retained  --------------  Stockholders'
                          Shares  Amount  Capital  Earnings  Shares  Amount  Equity
(in millions)
- ------------------------------------------------------------------------------------------

Balance, June 30, 1991    20.5    $20.5   $85.0    $270.9    (.9)    $(50.7) $325.7

Net income                                           63.0                      63.0
Dividends paid                                       (7.2)                     (7.2)
Purchase of common stock for treasury                                   (.1)    (.1)
Exercise of stock options and
   related income tax benefits            (16.1)               .4      22.0     5.9
                          ----------------------------------------------------------------

Balance, June 30, 1992    20.5     20.5    68.9     326.7    (.5)     (28.8)  387.3
                          ----------------------------------------------------------------


Net income                                           63.8                      63.8
Dividends paid                                       (9.4)                     (9.4)
Purchase of common stock for treasury                        (.6)     (11.6)  (11.6)
Exercise of stock options and
   related income tax benefits            (20.2)              .8       33.3    13.1
                          ----------------------------------------------------------------

Balance, June 30, 1993    20.5     20.5    48.7     381.1    (.3)      (7.1)  443.2
                          ----------------------------------------------------------------

Net loss                                             (3.5)                     (3.5)
Dividends paid                                      (13.3)                    (13.3)
Purchase of common stock for treasury                       (2.0)     (51.7)  (51.7)
Exercise of stock options and
   related income tax benefits             (2.5)              .5       12.3     9.8
                          ----------------------------------------------------------------

Balance, June 30, 1994    20.5    $20.5   $46.2    $364.3   (1.8)    $(46.5) $384.5
                          ================================================================
- ------------------------------------------------------------------------------------------
See notes to consolidated financial statements.

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


                   ProForma
(in millions except per share data)                         1992
- ----------------------------------------------------------------
Net sales                                              $1,364.4
Net income                                                 61.7
Net income per share                                        3.06
- ----------------------------------------------------------------

     The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the two companies been combined for the year presented nor of the future results of operations.

NOTE C. RECEIVABLES

The components of receivables are as follows:

                                                    June 30
                                                ----------------
(in millions)                                   1994      1993
- ----------------------------------------------------------------
Receivables under U.S. Government
   contracts and subcontracts:
      Amounts billed                           $ 57.6     $ 89.2
      Unbilled costs and accrued profits         91.5       92.9
                                               -----------------
Total receivables under U.S. Government
   contracts and subcontracts                   149.1      182.1
Accounts receivable                              44.6       42.0
Other current receivables                         1.7        1.7
                                               -----------------
                                               $195.4     $225.8
                                               =================
- ----------------------------------------------------------------

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

NOTE D. INVENTORIES

     Inventories are summarized as follows:


                                                     June 30
                                                 --------------
(in millions)                                    1994      1993
- ---------------------------------------------------------------
Finished goods                                $ 56.1     $ 46.6
Raw materials and work-in-process               47.3       47.9
Inventoried costs related to
   U.S. Government and other
   long-term contracts                          36.7       46.2
Progress payments received on
   long-term contracts                         (18.2)     (22.3)
                                              -----------------
                                              $121.9     $118.4
                                              ======     ======
- ---------------------------------------------------------------

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

     Long-term debt consisted of the following:


                                                   June 30
                                             ----------------
(in millions)                                  1994      1993
- -------------------------------------------------------------
Private Placement Notes:
  10.34% notes, due June 30, 1994                      $ 34.5
  10.45% notes, due June 30, 1996           $ 37.0       37.0
  10.48% notes, due June 30, 1999             48.5       48.5
Other                                          2.5        2.6
                                            -----------------
                                              88.0      122.6
Less current maturities                         .1       34.7
                                            -----------------
                                            $ 87.9     $ 87.9
                                            =================
- -------------------------------------------------------------

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

NOTE F. INCOME TAXES

     On June 30, 1992, the Company adopted SFAS No. 109, "Accounting for Income Taxes," effective July 1, 1991. There was no cumulative effect from adoption of SFAS 109 as deferred tax assets remained unchanged from SFAS No. 96. The provisions for income taxes applicable to both domestic and foreign operations are as follows:


(in millions)                        1994       1993       1992
- ---------------------------------------------------------------
Current Taxes:
   Federal                          $31.6     $116.2      $35.0
   Foreign                             .4         .2         .6
   State                              4.1       16.4        5.2
                                    ---------------------------
                                     36.1      132.8       40.8

Deferred Taxes:
   Federal                            1.7      (81.8)      (1.5)
   Foreign                            (.5)      (1.6)       (.3)
   State                               .2      (11.5)       (.2)
                                    ---------------------------
                                      1.4      (94.9)      (2.0)
                                    ---------------------------
                                    $37.5     $ 37.9      $38.8
                                    ===========================
- ---------------------------------------------------------------


     A reconciliation of the United States statutory rate to the effective income tax rate applicable to income before the cumulative effect of accounting changes follows:


                                       1994       1993      1992
- -----------------------------------------------------------------
Statutory rate                         35.0%      34.0%     34.0%
   Effect of:
      State taxes, net of
         federal benefit                3.1        3.2       3.3
      R&D credit                        (.8)                (1.2)
      Impact of retroactive
         federal tax increase           1.5
   Other                                (.5)        .1       2.0
                                       --------------------------
Effective rate                         38.3%      37.3%     38.1%
                                       ==========================
- -----------------------------------------------------------------

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


(in millions)                                    1994      1993
- ---------------------------------------------------------------
Recognition of income on contracts
   reported on different methods for tax
   purposes than for financial reporting         $ 45.3   $42.0
Depreciation expense                               53.0    51.3
Employee benefit expenses                          11.9     9.8
Other                                               3.5      .1
                                                 --------------
Gross deferred tax liabilities                    113.7   103.2

Provision for estimated expenses                  (41.3)  (45.9)
Employee benefit expenses                         (48.0)   (9.9)
Other                                              (7.5)   (6.1)
                                                 --------------
Gross deferred tax assets                         (96.8)  (61.9)
                                                 --------------
Net deferred tax liabilities                       16.9    41.3
Net current deferred tax assets                           (21.4)
                                                 --------------
Net non-current deferred tax liabilities         $ 16.9  $ 62.7
                                                ===============
- ---------------------------------------------------------------

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

     The annual cost for all Company-sponsored defined benefit pension plans includes the following components:


(in millions)                        1994       1993       1992
- ----------------------------------------------------------------
Service cost                        $ 14.8     $ 15.9     $ 13.6
Interest cost                         36.2       34.3       31.3
Actual gain on plan assets           (22.4)     (59.9)     (57.3)
Net amortization and deferral        (19.9)      20.7       20.5
                                    ----------------------------
Net pension cost                       8.7     $ 11.0     $  8.1
                                    ============================
- ----------------------------------------------------------------

     The reconciliation of the funded status of all defined benefit pension plans at June 30 is as follows:


(in millions)                        1994       1993       1992
- ----------------------------------------------------------------
Actuarial present value of benefits:
  Vested benefits                   $391.8     $362.1     $309.1
  Nonvested benefits                   2.5        6.2        7.7
                                    ----------------------------
Accumulated benefit
  obligation                         394.3      368.3      316.8
Effect of projected future
  compensation increases              85.7       94.6       97.3
                                    ----------------------------
Projected benefit obligation         480.0      462.9      414.1
Fair value of plan assets            494.9      487.2      428.8
                                    ----------------------------
Plan assets in excess of
  projected benefit obligation        14.9       24.3       14.7
Unrecognized net losses               47.9       29.5       30.0
Unrecognized transition obligation   (27.3)     (30.6)     (33.9)
Unrecognized prior service cost        1.3        7.4        7.5
                                    ----------------------------
  Pension asset                     $ 36.8     $ 30.6     $ 18.3
                                    ============================
- ----------------------------------------------------------------

     The assumptions used in the determination of the net pension cost for all defined benefit pension plans are shown below:


                                      1994        1993      1992
- ----------------------------------------------------------------
Discount rate                         8.0%         8.0%      8.5%
Rate of increase in compensation
   levels                             5.5          5.5       5.5
Expected long-term rate of return
   on assets                          9.0          9.0       9.0
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

     Retiree medical and life insurance costs for the year ended
June 30, 1994, are as follows:


(in millions)
- ---------------------------------------------------------
Service cost - attributed to service
   during the period                               $  2.4
Interest cost on accumulated postretirement
   benefit obligation                                 6.5
                                                   ------
Retiree medical and life insurance costs           $  8.9
                                                   ======
- ---------------------------------------------------------

     The following table reconciles the plan's funded status to the amount included in the Company's balance sheet at June 30, 1994:


(in millions)
- ---------------------------------------------------------------
Accumulated postretirement benefit obligation:
   Retirees                                             $ 71.8
   Fully eligible active plan participants                10.6
   Other active plan participants                         12.7
                                                        ------
Total accumulated postretirement benefit obligation       95.1

Plan assets at fair value, primarily listed stocks
   and bonds                                              (5.3)
                                                        -------
Accumulated postretirement benefit obligation
   in excess of plan assets                               89.8
Unrecognized net experience loss                         (13.8)
                                                        -------
Accrued retiree benefits other than pensions            $ 76.0
                                                        =======
- ---------------------------------------------------------------
Assumptions Used for 1994:
- ---------------------------------------------------------------
Discount rate                                             8.0%
   Health care cost trend rate decreasing to
   9% in 1995 and to 6% by 2001                          10.0%
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


                                      Shares          Per Share
- ----------------------------------------------------------------
Options outstanding at
  June 30, 1993                     1,224,196    $10.86 to $15.81
Granted                               221,100    $21.63 to $26.13
Lapsed                                (40,000)             $21.63
Exercised                            (587,261)   $11.25 to $15.81
                                    -----------------------------

Options outstanding at
  June 30, 1994 (648,935
  exercisable shares)                 818,035    $10.86 to $26.13
                                    =============================
- -----------------------------------------------------------------

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

     Off-balance-sheet instruments: Foreign currency exchange contracts are not significant.

     The carrying amounts and estimated fair values of the Company's financial instruments at June 30 were as follows:


                                  1994                   1993
                            ---------------------------------------
                            Carrying     Fair      Carrying    Fair
(in millions)                Amount      Value      Amount    Value
- -------------------------------------------------------------------
Cash and cash
   equivalents              $ 40.1     $ 40.1      $ 31.4    $ 31.4
Receivables                  195.4      192.3       225.8     220.7
Short-term debt               27.1       27.1        27.0      27.0
Long-term debt                88.0       95.3       122.6     135.9
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


                                           Year Ended June 30
                                     ---------------------------
(in millions)                          1994       1993      1992
- ----------------------------------------------------------------
Net Sales
   Propulsion Systems              $  868.2   $1,042.8  $1,204.8
   Fastening Systems                  175.7      158.9     106.9
                                   -----------------------------

Consolidated net sales             $1,043.9   $1,201.7  $1,311.7
                                   =============================
- ----------------------------------------------------------------
Operating Profit
   Propulsion Systems              $   86.8   $  117.8  $  119.7
   Fastening Systems                   16.9        7.8       8.7
                                   -----------------------------
     Operating profit                 103.7      125.6     128.4
     Interest and other income         12.9        6.6       9.2
     Interest expense                 (14.4)     (25.5)    (24.2)
     Unallocated corporate
        expense                        (4.4)      (5.0)    (11.6)
                                   -----------------------------
   Consolidated income
        before income taxes and
        cumulative effect of
        accounting changes         $   97.8   $  101.7   $ 101.8
                                   =============================
- ----------------------------------------------------------------
Total Assets
   Propulsion Systems              $  506.6   $  573.5   $ 607.8
   Fastening Systems                  238.3      207.9     208.7
   Corporate                           55.6       52.8     139.6
                                   ------------------------------
Consolidated assets                $  800.5   $  834.2   $ 956.1
                                   ==============================
- -----------------------------------------------------------------
Depreciation Expense
   Propulsion Systems              $   29.4   $   32.9   $  34.7
   Fastening Systems                    6.0        5.0       3.8
   Corporate                             .6         .7        .5
                                   ------------------------------
Consolidated depreciation
   expense                         $   36.0   $   38.6   $  39.0
                                   ==============================
- -----------------------------------------------------------------
Amortization Expense
   Propulsion Systems              $    2.5   $    2.7   $   3.0
   Fastening Systems                    2.5        2.5       1.7
                                   ------------------------------
Consolidated amortization
   expense                         $    5.0   $    5.2   $   4.7
                                   ==============================
- -----------------------------------------------------------------
Capital Expenditures
   Propulsion Systems              $   13.0   $   12.9   $  26.3
   Fastening Systems                    7.8        6.7      10.5
   Corporate                             .4         .2        .6
                                   ------------------------------
Consolidated capital
   expenditures                    $   21.2   $   19.8   $  37.4
                                  ===============================
- -----------------------------------------------------------------

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


QUARTERLY FINANCIAL HIGHLIGHTS

                                  Fiscal Year 1994                  Fiscal Year 1993
                                 Three Months Ended                Three Months Ended
                              ------------------------------   ----------------------------
(in millions, except
 per share data)             Jun 30  Mar 31  Dec 31  Sep 30  Jun 30  Mar 31 Dec 31  Sep 30
- ------------------------------------------------------------------------------------------
Net sales                    $279.4  $266.1  $240.7  $257.7  $327.3  $277.9 $307.5 $289.0
Gross profit                   51.7    45.6    41.9    44.3    58.9    49.2   49.5   47.7
Income (loss) before cumulative
  effect of accounting changes 16.1    15.4    14.8    14.0    20.3    15.4   14.6   13.5
Net income (loss) (1)          16.1    15.4    14.8   (49.8)   20.3    15.4   14.6   13.5

Income (loss) per share
  before cumulative effect
  of accounting changes          .84     .77     .73     .68     .98     .76    .72    .67
Net income (loss) per
  share (1)(2)                   .84     .77     .73   (2.42)    .98     .76    .72    .67
Cash dividends paid per share    .17     .17     .17     .17     .17     .10    .10    .10
Market price
  High                         27.00   29.00   26.75   24.38   22.25   19.00  17.63  17.75
  Low                          22.88   25.50   21.13   21.13   18.25   16.00  14.88  14.13
- ------------------------------------------------------------------------------------------

SELECTED FINANCIAL DATA
(dollars in millions,
except per share data)                1994        1993        1992        1991      1990
- -----------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales by industry segment
  Propulsion Systems               $  868.2    $1,042.8    $1,204.8    $1,255.4  $1,181.4
Fastening Systems (3)                 175.7       158.9       106.9
                                   -------------------------------------------------------
     Consolidated net sales         1,043.9     1,201.7     1,311.7     1,255.4   1,181.4
Interest and other income              13.7         7.8        10.5        14.4      10.2
Cost of sales and other expenses      945.4     1,082.3     1,196.2     1,159.5   1,101.1
Interest expense                       14.4        25.5        24.2        22.3      22.3
Income before cumulative effect of
    accounting changes                 60.3        63.8        63.0        53.4      41.4

FINANCIAL
Total assets                       $  800.5    $  834.2    $  956.1    $  849.1  $  816.2
Working capital                       216.5       217.7       138.8       356.2     317.1
Current ratio                           2.5         2.2         1.4         3.7       3.1
Short-term and long-term debt      $  115.1    $  149.6    $  245.8    $  220.0  $  220.0
Debt-to-equity                         29.9%       33.8%       63.5%       67.5%     80.3%
Stockholders' equity               $  384.5    $  443.2    $  387.3    $  325.7  $  274.0
Stockholders' equity per share         20.52       21.94       19.44       16.69     14.26
Return on stockholders' equity (4)     13.6%       16.5%       19.3%       19.5%     17.4%
Capital expenditures               $   21.2    $   19.8    $   37.4    $   40.9  $   29.4
Provision for depreciation             36.0        38.6        39.0        36.7      39.3
Cash dividends paid                    13.3         9.4         7.2         5.7       5.7
Cash dividends declared per share        .68         .47         .36         .30       .30

(LOSS) INCOME PER SHARE
Income before cumulative effect
  of accounting changes            $    3.02    $   3.13    $   3.12    $   2.75  $   2.15
Cumulative effect of accounting
  changes                              (3.20)
                                      ----------------------------------------------------
  Net (loss) income                $    (.18)   $   3.13    $   3.12    $   2.75  $   2.15
GENERAL
Average number of common
  and common equivalent
  shares outstanding (in thousands)   19,973      20,384      20,151      19,412    19,277
Approximate number of stockholders
  of record                            7,100       8,533       9,107       9,700    10,430
Approximate number of employees        8,000       9,300      11,200      11,500    11,500
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

                                             91