Form 10-K/A
period 1994-06-30
THIOKOL CORP /DE/
filed 1994-11-09
CIK 68366

November 9, 1994



Securities and Exchange Commission
Division of Corporation Finance
450 Fifth Street, NW
Stop 1-4
Washington, D.C.   20549-1004

Attention:  Filing Desk

Re:	  Thiokol Corporation - Commission File No. 1-6179 	Annual Report on
	     Form 10-K for the Fiscal Year Ended 	June 30, 1994

Gentlemen:

The letter transmitting the Thiokol Corporation Annual Report on Form 10-K for fiscal year ended June 30, 1994 filed September 21, 1994, should be amended to read:

Pursuant to General Instruction D(3), effective July 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits" as described in Notes I and J of the Notes to Consolidated Financial Statements.

Sincerely,

Edwin M. North
Thiokol Corporation
Corporate Secretary