Form 10-Q
period 1994-09-30
THIOKOL CORP /DE/
filed 1994-11-09
CIK 68366

      1                          FORM 10-Q


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          September 30, 1994
                               -------------------------------------------

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                    to
                              --------------------   ---------------------


Commission file number                     1-6179
                       ---------------------------------------------------

                           THIOKOL CORPORATION
       ------------------------------------------------------------
          (Exact name of registrant as specified in its charter)

          Delaware                                     36-2678716
- - -----------------------------------      ---------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)



               2475 Washington Blvd., Ogden, Utah  84401-2398
            ----------------------------------------------------
                 (Address of principal executive offices)
                                (Zip Code)

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

Yes   X    No
   -------    -------


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                          Outstanding at October 31, 1994
- - -----------------------------             -------------------------------
Common Stock, $1.00 par value                    18,496,057 shares

                              THIOKOL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q



                                     INDEX



PART I.   FINANCIAL INFORMATION                                        Page
- - --------------------------------                                       ----

Item 1.   Financial Statements

          Consolidated Statements of Operations - Three
               months ended September 30, 1994 and 1993                   3

          Consolidated Balance Sheets -
               September 30, 1994 and June 30, 1994                       4

          Consolidated Statements of Cash Flows - Three
               months ended September 30, 1994 and 1993                   5

          Notes to Consolidated Financial Statements                      6


Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                       9-11


PART II.  OTHER INFORMATION
- - ---------------------------

Item 4.   Submission of Matters to a Vote of Security Holders             12

Item 6.   Exhibits and Reports on Form 8-K                                12


SIGNATURES                                                                12

                     PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (UNAUDITED)


                           THIOKOL CORPORATION
             CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                   (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                             Three Months Ended
                                                                                September 30
                                                                          -----------------------
                                                                            1994          1993
                                                                          --------      --------

    Net sales                                                             $238,151      $257,664
    Interest and other income                                                  913         4,621
                                                                          --------      --------
                                                                           239,064       262,285
    Deductions from income:
      Cost of sales                                                        192,884       213,322
      General and administrative expense                                    16,947        16,429
      Research and development expense                                       2,910         3,747
      Interest expense                                                       2,707         3,662
                                                                           -------       -------
                                                                           215,448       237,160

    Income before income taxes and cumulative
      effect of accounting changes                                          23,616        25,125

    Income taxes                                                             9,328        11,096
                                                                          --------      --------

    Income before cumulative effect
      of accounting changes                                                 14,288        14,029

    Cumulative effect of accounting changes                                              (63,838)
                                                                          --------      --------

        Net income (loss)                                                 $ 14,288      $(49,809)
                                                                          ========      ========


    Net income (loss) per share:
      Income before cumulative effect
        of accounting changes                                             $    .76      $    .68
      Cumulative effect of accounting changes                                              (3.10)
                                                                          --------      --------

        Net income (loss)                                                 $    .76      $  (2.42)
                                                                          ========      ========

    Dividends per share                                                   $    .17      $    .17
                                                                          ========      ========

    Average number of common and common
      equivalent shares outstanding                                         18,927        20,614
                                                                          ========      ========



    See notes to consolidated financial statements



                                 THIOKOL CORPORATION
                             CONSOLIDATED BALANCE SHEETS
                                   (IN THOUSANDS)

                                                                            Sept 30       June 30
                                                                              1994          1994
                                                                            --------      --------
    ASSETS                                                                (Unaudited)
    ------

    Current assets
      Cash and cash equivalents                                             $ 70,904      $ 40,129
      Receivables                                                            154,849       195,414
      Inventories                                                            122,363       121,863
      Prepaid expenses                                                         8,673         4,496
                                                                            --------      --------
        Total current assets                                                 356,789       361,902

    Property, plant and equipment, at cost
      less allowances for depreciation                                       323,487       322,070

    Other assets
      Costs in excess of net assets of businesses
        acquired, less amortization                                           53,567        54,038
      Patents and other intangible assets                                     18,950        19,557
      Other noncurrent assets                                                 49,914        42,919
                                                                            --------      --------
                                                                            $802,707      $800,486
                                                                            ========      ========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

    Current liabilities
      Short-term debt                                                       $ 29,038      $ 27,090
      Accounts payable                                                        38,167        40,285
      Accrued compensation                                                    38,796        46,442
      Other accrued expenses                                                  28,438        28,838
      Income taxes                                                             7,117         2,604
      Current portion of long-term debt                                          142           136
                                                                             -------      -------
    Total current liabilities                                                141,698       145,395

    Long-term debt                                                            87,945        87,916
    Accrued retiree benefits                                                  74,900        75,950
    Deferred income taxes                                                     16,783        16,838
    Accrued interest and other non-current liabilities                        90,908        89,852

    Stockholders' equity
      Common Stock (par value $1.00 per share)
        Authorized - 200,000 shares
        Issued - 20,455 shares including shares in Treasury                   20,538        20,538
      Additional paid-in capital                                              45,879        46,249
      Retained earnings                                                      375,373       364,249
                                                                            --------      --------
                                                                             441,790       431,036

      Less cost of common stock in Treasury
        2,009 shares, September 30, 1994, and
        1,818 shares, June 30, 1994                                          (51,317)      (46,501)
                                                                            --------      --------
           Total stockholders' equity                                        390,473       384,535
                                                                            --------      --------
                                                                            $802,707      $800,486
                                                                            ========      ========


   See notes to consolidated financial statements



                          THIOKOL CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                            (IN THOUSANDS)


                                                                            Three Months Ended
                                                                               September 30
                                                                           ---------------------
                                                                             1994         1993
                                                                           --------     --------


Operating Activities
- - --------------------

Net income (loss)                                                          $14,288      $(49,809)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
        Cumulative effect of accounting changes                                           63,838
        Depreciation and amortization                                        9,313         9,793
        Changes in operating assets and liabilities:
           Receivables                                                      40,884        18,141
           Inventories and prepaid expenses                                 (4,211)       (1,493)
           Accounts payable and accrued expenses                           (10,371)      (18,795)
           Income taxes                                                      4,432         4,198
           Other                                                            (7,362)       (4,466)
                                                                           -------       -------
              Net cash provided by operating activities                     46,973        21,407


Investing Activities
- - --------------------

Purchases of property, plant and equipment (net)                            (9,175)       (2,964)


Financing Activities
- - --------------------

Net change in short-term debt                                                1,362        (2,835)
Repayment of long-term debt                                                    (35)          (89)
Dividends paid                                                              (3,164)       (3,452)
Purchase of common stock for treasury                                       (5,838)      (11,524)
Stock option transactions                                                      652         4,181
                                                                           -------       -------
              Net cash used for financing activities                        (7,023)      (13,719)
                                                                           -------       -------
Increase in cash and cash equivalents                                       30,775         4,724
Cash and cash equivalents at beginning of year                              40,129        31,365
                                                                           -------       -------
Cash and cash equivalents at end of period                                 $70,904       $36,089
                                                                           =======       =======

See notes to consolidated financial statements


                             THIOKOL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS)


Basis of Presentation
- - ---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1994, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1994, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1995. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Receivables
- - -----------

The components of receivables are as follows:
                                                   Sept 30     June 30
                                                     1994        1994
                                                   -------     --------

Receivables under U.S. Government contracts
 and subcontracts:
   Amounts billed                                 $ 29,647     $ 57,615
   Unbilled costs and accrued profits               86,903       91,505
                                                  --------     --------

Total receivables under U.S. Government
 contracts and subcontracts                        116,550      149,120
Accounts receivable                                 37,345       44,620
Other current receivables                              954        1,674
                                                   -------      -------
                                                  $154,849     $195,414
                                                  ========     ========

Unbilled costs and accrued profits consist principally of revenues recognized on U.S. Government contracts for which billings have not been presented. Such amounts are billed on the basis of contract terms and delivery schedules. It is expected that $45.8 million of the unbilled amount at September 30, 1994, will be billed within 90 days. The remaining $41.1 million primarily relates to amounts subject to final negotiations of contract terms and rates and is expected to be collected within two years.

Cost and incentive-type contracts and subcontracts are subject to Government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees of $20 million have been recognized on the current Space Shuttle Redesigned Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, under terms of the contract, all of the cost management award fees remain at risk until completion of the current contract and final National Aeronautical and Space Administration (NASA) review.

                             THIOKOL CORPORATION
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (IN THOUSANDS)

Unanticipated problems which erode cost management performance could cause a reversal of some or all of the amounts previously recognized and would be offset against NASA receivable amounts or be directly reimbursed.

Inventories
- - -----------

Inventories are stated at the lower of cost or market. Space systems and defense systems inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, less related progress payments received. Inventories for the fastening systems segment are determined by the first in, first out (FIFO) method. Inventories are summarized as follows:

                                                   Sept 30     June 30
                                                    1994         1994
                                                  --------     --------

Finished goods                                   $ 60,167     $ 56,064
Raw materials and work-in-progress                 47,883       47,300
Inventoried costs related to U.S.
  Government and other long-term
  contracts                                        33,631       36,735
Progress payments received on
  long-term contracts                             (19,318)     (18,236)
                                                 --------     --------
                                                 $122,363     $121,863
                                                 ========     ========


Operations by Industry Segment
- - ------------------------------

The Company and its subsidiaries design, develop, manufacture, and sell products classified in three principal industry segments.

The space systems segment consists of solid rocket propulsion for NASA, the Department of Defense and various commercial customers for space applications.

The defense systems segment consists of propulsion, gas generator and ordnance products, metal and composite components, and services to such systems, principally under contracts and subcontracts with the Department of Defense and aerospace prime contractors, for use primarily in defense applications.

The fastening systems segment consists of high technology, specialty fastening systems for a broad range of aerospace and industrial applications worldwide.

The space systems segment and defense systems segment were reported previously as one segment, propulsion systems. Separate reporting of the two segments was accomplished to better reflect the Company's current organization and management structure, resources employed, and product markets and lines of business. The following fiscal year 1994 amounts have been restated to conform with the segment realignment.

                          THIOKOL CORPORATION
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS)


                                                  Three Months Ended
                                                     September 30
                                                 ---------------------
                                                   1994         1993
                                                 --------     --------

Net Sales
  Space Systems                                  $112,654     $112,674
  Defense Systems                                  75,907      105,408
  Fastening Systems                                49,590       39,582
                                                 --------     --------
Consolidated net sales                           $238,151     $257,664
                                                 ========     ========

Operating Profit
  Space Systems                                   $13,270      $11,331
  Defense Systems                                   9,290       10,853
  Fastening Systems                                 4,545        3,355
                                                  -------      -------
    Operating profit                               27,105       25,539
  Interest and other income                           568        4,498
  Interest expense                                 (2,707)      (3,662)
  Unallocated corporate expense                    (1,350)      (1,250)
                                                  -------      -------
Consolidated pre-tax income                       $23,616      $25,125
                                                  =======      =======

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- - ---------------------

Net income for the first quarter ended September 30, 1994, was $14.3 million or $.76 per share, a 2 percent increase compared to $14.0 million or $.68 per share last year before recognition of accounting changes. Earnings per share was favorably impacted compared to fiscal year 1994 due to the share repurchase program. Sales for the quarter of $238.2 million decreased 8 percent when compared to $257.7 million last year.

The increase in net income for the quarter resulted from incentive fees recognized on the RSRM program, higher fastening systems income, lower interest expense and a lower effective income tax rate. The quarter was also favorably affected by a $5.8 million pre-tax pension curtailment gain associated with the downsizing of certain defense operations. Quarterly income compared to the first quarter of fiscal year 1994 was adversely impacted by the absence of Trident flight incentive fees and $3.9 million of interest income from income tax refunds last year.

The 8 percent decline in sales reflected a continuing decrease in defense sales resulting primarily from lower operating levels at the government-owned, company operated ammunition plants (GOCO's) and lower Trident sales. Partially offsetting the decrease were record fastening systems sales.

Space systems sales of $112.7 million were unchanged from the prior year while income of $13.3 million increased 17 percent from $11.3 million last year. A slight increase in RSRM sales offset lower STAR motor and other program sales. The increase in income resulted from additional cost management incentive fees recognized on the RSRM program due to continued achievements on cost management performance. An increase in the cost management incentive fee rate resulted in $3.7 million of additional income for the quarter, of which $3.0 million represented fee related to costs incurred in prior years. The Company continuously evaluates actual and forecasted cost performance and anticipates further incentive fee increases during fiscal year 1995.

Defense systems sales decreased 28 percent to $75.9 million and income of $9.3 million declined 14 percent from the prior year. The sales decrease reflected a significant decrease in ordnance sales resulting primarily from lower operating levels at the GOCO's. Also contributing to the sales decline were lower Trident production and incentive fees and reduced Sidewinder deliveries. The absence of Trident flight incentive fees this year compared to $4.9 million in incentive fees in 1994, reduced ordnance sales, and lower ordnance gross margins were the primary causes for the decline in income. The quarter was also impacted by a $1.8 million loss recognized on a recently awarded, competitively bid HARM contract. Partially offsetting the lower defense systems income was a $5.8 million pension curtailment gain resulting from the downsizing in the defense segment.

Fastening systems sales of $49.6 million increased 25% from $39.6 million in 1994 and income of $4.5 million increased 35 percent. Significantly higher domestic industrial sales and a small acquisition in the third quarter of 1994 were the principal causes of the sales increase. The $1.2 million rise in income resulted from record domestic industrial sales and improved foreign operating results.

The lower fiscal year 1995 effective income tax rate compared to fiscal 1994 resulted primarily from a $1.5 million charge in the first quarter of fiscal year 1994 due to the cumulative effect of a retroactive federal tax rate increase.

General and administrative expense for the quarter of $16.9 million increased 3 percent from $16.4 million in 1994. Interest expense decreased $1.0 million primarily due to the reduction of $35 million in long-term debt at June 30, 1994.

During the quarter, sales and profit derived from production of and services for the RSRM accounted for approximately 47 percent of consolidated net sales and 53 percent of consolidated operating income. The current contract with NASA extends the Company's production of the
Space Shuttle solid rocket motors through fiscal year 2000.   NASA's
continued emphasis on cost containment to control its budget should produce a slight decrease in RSRM sales in fiscal year 1995. However, contract incentives to reduce costs over the life of the contract should result in higher incentive fees in the future based on actual and anticipated contract cost performance. The Company believes there are long-term growth opportunities in the expendable launch vehicle area and is developing new solid rocket motors, including the Castor 120TM motor, for this market.

Due to reductions in U.S. Government defense spending, the Company expects its defense systems sales and income to decline in fiscal years 1995 and 1996. The Peacekeeper program was completed during the first quarter of fiscal year 1994. Trident sales are projected to decrease beginning in 1995 as missile production is reduced. Decreased defense spending has created a highly competitive pricing environment for tactical programs and a decline in new program opportunities. The propulsion industry is characterized by overcapacity. Industry consolidation of this business segment is possible. Sales from the company-operated U.S. Army ordnance plants will decline significantly in fiscal year 1995. Both of the company-operated plants are on the Army's closure list but may be maintained in an inactive status for an indefinite period. All U.S. Army directed production is expected to be completed during fiscal year 1995. The Company has negotiated long-term contracts for maintaining the plants, managing inventory, and performing other non-production related projects. In response to this current environment, the Company has downsized operations to match current and projected operating conditions by reductions in employment, consolidation of facilities, and related spending reductions. The Company is pursuing demilitarization opportunities in the United States and internationally.

Fastening systems accounted for approximately 17 percent of operating profit for the quarter, compared to 13 percent in the same quarter last year. Industrial profit margins are significantly up for the quarter,
compared to the same period in the prior year.   Domestic and foreign
aerospace profits continue to be low, due to a slow commercial airplane market and a depressed European economy. Due to continuing efforts to improve manufacturing efficiencies and the strong industrial markets, the Company anticipates sales and margins will continue to increase during 1995.

The Internal Revenue Service has completed its examination of federal income tax returns through fiscal year 1985. Based upon preliminary understandings, substantial tax refunds and interest payments may be received by the Company. Such interest and a portion of the taxes refunded will be recognized as income as audits are finalized.

Liquidity and Capital Resources
- - -------------------------------

Cash flow from operations was $47.0 million compared to $21.4 million in fiscal year 1994. The difference resulted principally from a $40.9 million decrease in receivables in 1995 compared to a $18.1 million decrease last year and a smaller decrease in accounts payable and accrued expenses in 1995.

Investing activities consisted of purchases of property, plant and equipment of $9.2 million compared to $3.0 million in the first quarter in fiscal year 1994. Higher capital expenditures in 1995 reflect efforts at Huck to increase industrial production capacity and efficiency and initial capital spending at the Yellow Creek nozzle facility.

Cash flow used for financing activities of $7.0 million decreased $6.7 million from the first quarter in fiscal year 1994. The majority of the increase was due to a $5.7 million decrease in the purchase of common stock compared to 1994. During the quarter approximately 231,000 shares of common stock were repurchased under the 1.5 million share extended repurchase program announced in June 1994.

Thiokol's current ratio at September 30, 1994, was 2.5; basically unchanged from June 30, 1994. Working capital at September 30, 1994, of $215.1 million decreased $1.4 million since June 30, 1994.

The Company has current outstanding authorizations for capital expenditures of approximately $120 million. A large portion of the capital investment will be expended to complete a nozzle facility at NASA's Yellow Creek, Mississippi complex. The Company has agreed with NASA to transfer its RSRM nozzle manufacturing operation in Utah to the new facility at Yellow Creek.

Future estimated cash flow from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program for the current fiscal year. As of September 30, 1994, the Company had available, but unused, a revolving credit facility of $100 million.

                                   PART II - OTHER INFORMATION


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company was held on October 25, 1994.  During the meeting the stockholders voted for the following:

1)  Election of Directors:

          Name                                   For             Withheld
- - --------------------------                   ----------         ----------
L. Dennis Kozlowski                          15,696,279           59,726
James M. Ringler                             15,693,822           62,183

Other members of the Board of Directors who continue in office include Neil A. Armstrong,
James R. Burnett, U. Edwin Garrison, Charles S. Locke, Donald C. Trauscht, and James R.
Wilson.

2)  By a vote of 15,705,433 to 22,092 Ernst & Young was reappointed as the Company's independent auditors for the fiscal year ending June 30, 1995.



Item 6. EXHIBITS AND REPORTS ON FORM 8-K


No 8-K reports were filed during the quarter ended September 30, 1994.



                                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                                    THIOKOL CORPORATION
                                                                    -------------------
                                                                        (Registrant)

Date:    November 8, 1994                               /s/ Richard L. Corbin
- - ------------------------------                          -------------------------------
                                                        Richard L. Corbin, Senior
                                                        Vice President and Chief
                                                        Financial Officer


                                                        /s/ Royce W. Searle
                                                       --------------------------------
                                                        Royce W. Searle, Vice President
                                                        and Controller
