Form 10-Q
period 1994-12-31
THIOKOL CORP /DE/
filed 1995-02-07
CIK 68366

FORM 10-Q

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     Washington, D.C.  20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 1994
                              --------------------------------------------
                                    OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                              ----------------------  --------------------

Commission file number                       1-6179
                      ----------------------------------------------------

                            THIOKOL CORPORATION
          ------------------------------------------------------
          (Exact name of registrant as specified in its charter)

         Delaware                                          36-2678716
- -------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                        Identification No.)


               2475 Washington Blvd., Ogden, Utah  84401-2398
               ----------------------------------------------
                  (Address of principal executive offices)
                                (Zip Code)

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

Yes   X    No
   -------   -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                               Outstanding at January 31, 1995
- -----------------------------                -------------------------------
Common Stock, $1.00 par value                        18,541,117 shares


                        THIOKOL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q


                              INDEX

                                                                                                   Page
                                                                                                   -----
PART I.    FINANCIAL INFORMATION
- --------------------------------

Item 1.    Financial Statements

           Consolidated Statements of Operations - Three months ended
             and Six months ended December 31, 1994 and 1993                                          3

           Consolidated Balance Sheets -
             December 31, 1994 and June 30, 1994                                                      4

           Consolidated Statements of Cash Flows - Six
             months ended December 31, 1994 and 1993                                                  5

           Notes to Consolidated Financial Statements                                                 6-8


Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                                      9-11


PART II.   OTHER INFORMATION
- ----------------------------

Item 1.    Legal Proceedings                                                                          12

Item 5.    Other Information                                                                          12

Item 6.    Exhibits and Reports on Form 8-K                                                           12


SIGNATURES                                                                                            12


                        PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (UNAUDITED)
- ----------------------------------------

                       THIOKOL CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
               (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                            Three Months Ended       Six Months Ended
                                                                December 31             December 31
                                                           --------------------     --------------------
                                                             1994        1993          1994       1993
                                                           --------    --------     --------    --------
Net sales                                                  $218,637    $240,695     $456,788    $498,359
Interest and other income                                     1,059       7,121        1,972      11,742
                                                           --------    --------     --------    --------
                                                            219,696     247,816      458,760     510,101

Deductions from income:
  Cost of sales                                             176,411     198,824      369,295     412,146
  General and administrative expense                         17,855      17,473       34,802      33,902
  Research and development expense                            4,031       3,926        6,941       7,673
  Interest expense                                            2,730       3,611        5,437       7,273
                                                           --------    --------     --------    --------
                                                            201,027     223,834      416,475     460,994

Income before income taxes and cumulative
  effect of accounting changes                               18,669      23,982       42,285      49,107

Income taxes                                                  7,375       9,185       16,703      20,281
                                                           --------    --------     --------    --------

Income before cumulative effect
  of accounting changes                                      11,294      14,797       25,582      28,826

Cumulative effect of accounting changes                                                          (63,838)
                                                           --------    --------     --------    --------

Net income (loss)                                          $ 11,294    $ 14,797     $ 25,582    $(35,012)
                                                           ========    ========     ========    ========

Net income (loss) per share:
  Income before cumulative effect
    of accounting changes                                  $    .60    $    .73     $   1.36    $   1.41
  Cumulative effect of accounting changes                                                          (3.12)
                                                           --------    --------     --------    --------
    Net income (loss)                                      $    .60    $    .73     $   1.36    $  (1.71)
                                                           ========    ========     ========    ========
Dividends per share                                        $    .17    $    .17     $    .34    $    .34
                                                           ========    ========     ========    ========

Average number of common and common
  equivalent shares outstanding                              18,755      20,230      18,841       20,419



See notes to consolidated financial statements

                        THIOKOL CORPORATION
                   CONSOLIDATED BALANCE SHEETS
                          (IN THOUSANDS)

                                                                                  December 31   June 30
                                                                                     1994         1994
                                                                                   --------     --------
ASSETS                                                                            (Unaudited)
- ------
Current assets
  Cash and cash equivalents                                                        $ 79,974     $ 40,129
  Receivables                                                                       139,230      195,414
  Inventories                                                                       123,921      121,863
  Prepaid expenses                                                                    7,440        4,496
                                                                                   --------     --------
    Total current assets                                                            350,565      361,902

Property, plant and equipment, at cost
  less allowances for depreciation                                                  324,158      322,070

Other assets
  Costs in excess of net assets of businesses
    acquired, less amortization                                                      53,096       54,038
  Patents and other intangible assets                                                18,333       19,557
  Other noncurrent assets                                                            46,329       42,919
                                                                                   --------     --------
                                                                                   $792,481     $800,486
                                                                                   ========     ========


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
  Short-term debt                                                                  $ 32,152     $ 27,090
  Accounts payable                                                                   31,516       40,285
  Accrued compensation                                                               39,333       46,442
  Other accrued expenses                                                             21,566       28,974
  Income taxes                                                                                     2,604
                                                                                   --------     --------
    Total current liabilities                                                       124,567      145,395

Long-term debt                                                                       87,875       87,916
Accrued retiree benefits                                                             74,320       75,950
Deferred income taxes                                                                16,839       16,838
Accrued interest and other non-current liabilities                                   90,956       89,852

Stockholders' equity
  Common Stock (par value $1.00 per share)
    Authorized - 200,000 shares
    Issued - 20,455 shares including shares in Treasury                              20,538       20,538
  Additional paid-in capital                                                         45,431       46,249
  Retained earnings                                                                 383,535      364,249
                                                                                   --------     --------
                                                                                    449,504      431,036
  Less cost of common stock in Treasury
    2,024 shares, December 31, 1994 and
    1,818 shares, June 30, 1994                                                     (51,580)     (46,501)
                                                                                   --------     --------
      Total stockholders' equity                                                    397,924      384,535
                                                                                   --------     --------
                                                                                   $792,481     $800,486
                                                                                   ========     ========

See notes to consolidated financial statements


                       THIOKOL CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                          (IN THOUSANDS)
                                                                                      Six Months Ended
                                                                                         December 31
                                                                                    --------------------
                                                                                      1994        1993
                                                                                    -------     --------

Operating Activities
- --------------------
Net income (loss)                                                                   $25,582     $(35,012)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
    Cumulative effect of accounting changes                                                       63,838
    Depreciation and amortization                                                    19,240       19,397
    Changes in operating assets and liabilities:
      Receivables                                                                    56,200       30,437
      Inventories and prepaid expenses                                               (4,944)        (991)
      Accounts payable and accrued expenses                                         (22,519)     (29,982)
      Income taxes                                                                   (3,516)      (6,438)
      Other                                                                          (3,846)      (4,350)
                                                                                   --------     --------
        Net cash provided by operating activities                                    66,197       36,899


Investing Activities
Purchases of property, plant and equipment (net)                                    (19,222)      (6,612)

Financing Activities
Net change in short-term debt                                                         5,098       (1,295)
Repayment of long-term debt                                                             (35)        (118)
Dividends paid                                                                       (6,296)      (6,821)
Purchase of common stock for treasury                                                (7,141)     (24,332)
Stock option transactions                                                             1,244        7,355
                                                                                   --------     --------
        Net cash used for financing activities                                       (7,130)     (25,211)
                                                                                   --------     --------

Increase in cash and cash equivalents                                                 39,845       5,076
Cash and cash equivalents at beginning of year                                        40,129      31,365
                                                                                    --------    --------
Cash and cash equivalents at end of period                                           $79,974    $ 36,441
                                                                                    ========    ========






See notes to consolidated financial statements

                      THIOKOL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS)


Basis of Presentation
- ---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1994, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1994, are not necessarily indicative of the results to be expected for the fiscal year ending
June 30, 1995. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Receivables
- -----------

The components of receivables are as follows:
                                                         December 31   June 30
                                                             1994        1994
                                                           --------    --------
Receivables under U.S. Government contracts
 and subcontracts:
   Amounts billed                                          $ 54,114    $ 57,615
   Unbilled costs and accrued profits                        41,772      91,505
                                                           --------    --------
Total receivables under U.S. Government contracts
  and subcontracts                                           95,886     149,120
Accounts receivable                                          42,029      44,620
Other current receivables                                     1,315       1,674
                                                           --------    --------
                                                           $139,230    $195,414
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

Cost management award fees of $22.4 million have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, under terms of the contract, all of the cost management award fees remain at risk until completion of the current contract and final National Aeronautical and Space Administration (NASA) review. Unanticipated problems which erode cost management performance could cause a reversal of some or all of the amounts previously recognized and would be offset against NASA receivable amounts or be directly reimbursed.

                      THIOKOL CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS)



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

                                                       December 31    June 30
                                                           1994         1994
                                                         --------     --------

Finished goods                                           $ 61,474     $ 56,064
Raw materials and work-in-progress                         45,406       47,300
Inventoried costs related to U.S.
  Government and other long-term contracts                 38,444       36,735
Progress payments received on
  long-term contracts                                     (21,403)     (18,236)
                                                         --------     --------
                                                         $123,921     $121,863
                                                         ========     ========


Operations by Industry Segment
- ------------------------------

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

                               THIOKOL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)





                                                            Three Months Ended       Six Months Ended
                                                                December 31             December 31
                                                           --------------------    --------------------
                                                             1994        1993        1994        1993
                                                           --------    --------    --------    --------
Net Sales
  Space Systems                                            $109,798    $114,897    $222,452    $227,571
  Defense Systems                                            55,323      86,379     131,230     191,787
  Fastening Systems                                          53,516      39,419     103,106      79,001
                                                           --------    --------    --------    --------
Consolidated net sales                                     $218,637    $240,695    $456,788    $498,359
                                                           ========    ========    ========    ========

Operating Profit
  Space Systems                                            $ 12,767    $  8,115    $ 26,037    $ 19,446
  Defense Systems                                             4,828      10,163      14,118      21,016
  Fastening Systems                                           4,185       3,441       8,730       6,796
                                                           --------    --------    --------    --------
    Operating profit                                         21,780      21,719      48,885      47,258
  Interest and other income                                     970       7,124       1,538      11,622
  Interest expense                                           (2,730)     (3,611)     (5,437)     (7,273)
  Unallocated corporate expense                              (1,351)     (1,250)     (2,701)     (2,500)
                                                           --------    --------    --------    --------
Consolidated income before income
  taxes and cumulative effect of
    accounting changes                                     $ 18,669    $ 23,982    $ 42,285    $ 49,107
                                                           ========    ========    ========    ========


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Results of Operations
         ---------------------

         Net income for the second quarter ended December 31, 1994, was $11.3 million or $.60 per share, a 24 percent decrease compared to $14.8 million or $.73 per share last year. Earnings per share compared to 1994 was favorably impacted by the reduction in outstanding common shares due to the share repurchase program.
         Sales for the quarter of $218.6 million decreased 9 percent compared to $240.7 million last year.

         The lower 1995 quarterly income was due to the receipt in the prior-year quarter of $6.7 million or $.20 per share of interest income from tax refunds. Excluding the $6.7 million in interest income in 1994, net income for the quarter increased 6 percent.
         The quarter was favorably affected by higher cost management incentive fees recognized on the RSRM program, lower interest expense and higher fastening systems income. The 9 percent decline in sales reflected a continuing decrease in defense sales resulting primarily from lower operating levels at the government-owned, company operated ammunition plants (GOCO's) and lower revenue from strategic and tactical defense programs. Partially offsetting these decreases were higher fastening systems sales.

         Net income for the six months ended December 31, 1994, was $25.6 million or $1.36 per share; an 11 percent decrease compared to $28.8 million or $1.41 per share last year before recognition of fiscal year 1994 accounting changes. Sales of $456.8 million for the six month period decreased 8 percent from $498.4 million last year.

         Space systems sales of $109.8 million decreased 4 percent or $5.1 million compared to 1994, while related operating income of $12.8 million increased 57 percent from $8.1 million last year. The slight decrease in sales resulted mainly from reduced STAR motor deliveries. The income increase is due primarily to higher cost management incentive fees recognized on the RSRM program resulting from continued achievements on cost management performance. An increase in the cost management incentive fee rate resulted in $3.5 million of additional income for the quarter, of which $2.8 million represented fee related to costs incurred in prior years. The
         Company continuously evaluates actual and forecasted cost performance and anticipates further incentive fee increases during fiscal year 1995. Prior year income was negatively impacted by the recognition of Castor 120 motor development costs.

         Defense systems sales decreased 36 percent to $55.3 million and operating income of $4.8 million declined 52 percent from 1994. The sales and income decreases were caused by significantly lower GOCO sales and reduced defense program revenues including the Peacekeeper, Trident, Standard Missile and Sidewinder programs. Prior year income benefited from the favorable settlement of a Standard Missile contract dispute and the recognition of Trident flight incentive fees.

         Fastening systems sales of $53.5 million increased 36 percent from $39.4 million in 1994 and income of $4.2 million increased 22 percent. Significantly higher domestic industrial sales, a small acquisition in the third quarter of 1994 and improved foreign revenues were the principal reasons for the sales increase. The rise in income resulted from higher domestic industrial sales and
         improved foreign operating results.   Second quarter margins were
         reduced by higher than expected costs to qualify several new domestic aerospace products. Additional qualification costs are also expected to be incurred in the third quarter. Performance continues to be impaired by the sluggish commercial aircraft market and the slow economic recovery in Europe.

         The lower fiscal year 1995 effective income tax rate compared to fiscal 1994 resulted primarily from a $1.5 million charge in the first quarter of fiscal year 1994 due to the cumulative effect of a retroactive federal tax rate increase.

         General and administrative expense for the quarter of $17.9 million increased 2 percent from 1994. The $.9 million decrease in interest expense resulted primarily from the reduction of $35 million in long-term debt at June 30, 1994.

         During the first six months, sales and profit derived from production of and services for the RSRM accounted for approximately 46 percent of consolidated net sales and 57 percent of consolidated operating income. The current contract with NASA extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2000. NASA's continued emphasis on cost containment to control its budget combined with the Company's emphasis on cost reductions and NASA reducing the rate from 8 to 7 flights per year should produce a slight decrease in RSRM sales in fiscal year 1995. However, contract incentives to reduce costs over the life of the contract should result in higher incentive fees in the future based on actual and anticipated contract cost performance. The Company believes there are long-term growth opportunities in the expendable launch vehicle area and has developed the Castor 120 motor for this market. The Company was awarded on January 6, 1995, a contract for three Castor 120 motors in support of future Lockheed Launch Vehicle missions.

         Due to reductions in U.S. Government defense spending, the Company expects its defense systems sales and income to decline in fiscal years 1995 and 1996. The Peacekeeper program was completed during the first quarter of fiscal year 1994. Trident sales have decreased from 1994 levels as missile production is reduced. The Standard Missile program will be completed during the first quarter of fiscal year 1996. Decreased defense spending has created a highly competitive pricing environment for tactical programs and a decline in new program opportunities. The propulsion industry is characterized by overcapacity. Industry consolidation of this business segment is
         possible.   Sales from the company-operated U.S. Army ordnance plants
         will decline significantly in fiscal year 1995. Both of the company-operated plants are on the Army's closure list but may be maintained in an inactive status for an indefinite period. All U.S. Army directed production is expected to be completed during fiscal year 1995. The Company has negotiated long-term contracts for maintaining the plants, managing inventory, and performing other non-production related projects. In response to this current environment, the Company has downsized operations and continues to evaluate further actions to match current and projected operating cost with the expected business base. The Company is pursuing demilitarization opportunities in the United States and internationally.

         The Company, as part of a joint venture, manufactures the first and second stage of the three stage Trident missile. The prime contractor of the Trident program has issued a request for proposal with the intent to lower program costs by combining propellant activities and final motor assembly for all three stages at a single
         site under common program management.   The Company,  along with its
         joint-venture partner have responded to the request. While the outcome is uncertain, the Company expects continuing involvement with the Trident program.

         Fastening systems accounted for approximately 18 percent of operating profit for the six month period, compared to 14 percent last year. Industrial profit margins increased significantly over 1994. Domestic and foreign aerospace profits continue to be low, due to a slow commercial airplane market, a depressed European economy and higher
         than expected aerospace certification costs.   Due to continuing
         efforts to improve manufacturing efficiencies and the strong industrial markets, the Company anticipates sales and operating margins to increase during 1995.

         The Internal Revenue Service has completed its examination of federal income tax returns through fiscal year 1985. Based upon preliminary understandings, substantial tax refunds and interest payments may be received by the Company. Such interest and a portion of the taxes refunded will be recognized as income as audits are finalized.


         Liquidity and Capital Resources
         -------------------------------

         Cash flow from operations was $66.2 million compared to $36.9 million in fiscal year 1994. The difference resulted principally from a $56.2 million decrease in receivables in 1995 compared to a $30.4 million decrease last year and a smaller decrease in accounts payable and accrued expenses in 1995.

         Investing activities consisted of purchases of property, plant and equipment of $19.2 million compared to $6.6 million in 1994. Higher capital expenditures are expected in the third and fourth quarters of fiscal year 1995 reflecting efforts to increase industrial fastener systems production capacity and initial capital spending at the Yellow Creek nozzle facility.

         Cash flow used for financing activities of $7.1 million decreased $18.1 million from last year. The majority of the decrease was due to a $17.2 million decrease in the purchase of common stock compared to 1994. During 1995 approximately 286,000 shares of common stock were repurchased under the 1.5 million share repurchase program announced in June 1994. Earnings per share increased 9 percent compared to 1994 due to the reduction in outstanding shares.

         Thiokol's current ratio at December 31, 1994, was 2.8, a slight increase from 2.5 at June 30, 1994. Working capital at December 31, 1994, of $226.0 million increased $9.4 million since June 30, 1994.

         The Company has current outstanding authorizations for capital expenditures of approximately $110 million. A large portion of the capital investment will be expended to complete a nozzle facility at NASA's Yellow Creek, Mississippi complex. The Company has agreed with NASA to transfer its RSRM nozzle manufacturing operation in Utah to the new facility at Yellow Creek.

         Future estimated cash flow from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program for the current fiscal year. As of December 31, 1994, the Company had available, but unused, a revolving credit facility of $100 million.

                        PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

         During the quarter the Company completed a settlement with the State of Utah of a previously disclosed directive relating to water discharges at the Company's Northern Utah facilities. As agreed to with the State of Utah, payments of $38,000 and $66,800 were made to the Bear River Association of Governments and the Bear River Health Department respectively, thus completing the Company's obligation under this matter.


Item 5.  OTHER INFORMATION

         On January 26, 1995, subsequent to the end of the quarter, the board of directors of the Company was increased from eight to ten members by appointing General Michael P.C. Carns, USAF retired, and former TRW Inc. executive Edsel D. Dunford.


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         No 8-K reports were filed during the quarter ended December 31, 1994.



                                    SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                THIOKOL CORPORATION
                                    (Registrant)



         Date:  February 6, 1995           /s/  Richard L. Corbin
         -----------------------           ---------------------------------
                                                Richard L. Corbin
                                                Senior Vice President
                                                and Chief Financial Officer



                                           /s/  Royce W. Searle
                                           ---------------------------------
                                                Royce W. Searle
                                                Vice President and Controller
                                                and Chief Accounting Officer