Form 10-Q/A
period 1994-12-31
THIOKOL CORP /DE/
filed 1995-03-23
CIK 68366

FORM 10-Q/A

                          UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended         December 31, 1994
                               --------------------------------

                                    OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF  1934

For the transition period from _______________ to _______________

Commission file number                 1-6179
                       ------------------------------------------

                         THIOKOL CORPORATION
       ------------------------------------------------------
       (Exact name of registrant  as specified in its charter)

             Delaware                       36-2678716
     ---------------------------        ------------------------
(State or other jurisdiction of          (I.R.S. Employer
incorporation or organization)           Identification No.)


        2475 Washington Blvd., Ogden, Utah  84401-2398
        ----------------------------------------------
           (Address of principal executive offices)
                           (Zip Code)

Registrant's telephone number, including area code (801) 629-2052

The purpose of this amendment is to properly attach the financial data schedule to the 10-Q filing. No other changes were made.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    ------    -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Class                     Outstanding at January 31, 1995
- -----------------------------      -------------------------------
Common Stock, $1.00 par value             18,541,117 shares


                        THIOKOL CORPORATION
                  QUARTERLY REPORT ON FORM 10-Q

                              INDEX

                                                             Page
                                                             ----

PART I.  FINANCIAL INFORMATION
- ------------------------------

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


PART II. OTHER INFORMATION
- --------------------------

Item 1.  Legal Proceedings                                     12

Item 5.  Other Information                                     12

Item 6.  Exhibits and Reports on Form 8-K                      12


SIGNATURES                                                     12

Exhibit 27.  Financial Data Schedule


                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                       THIOKOL CORPORATION
                          (Registrant)



Date:  February 6, 1995            /s/  Richard L. Corbin
                                   --------------------------------
                                   Richard L. Corbin
                                   Senior Vice President
                                   and Chief Financial Officer


                                   /s/  Royce W. Searle
                                   --------------------------------
                                   Royce W. Searle
                                   Vice President and Controller
                                   and Chief Accounting Officer