Form 10-Q
period 1995-03-31
THIOKOL CORP /DE/
filed 1995-05-05
CIK 68366

FORM 10-Q


                       UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                  Washington, D.C.  20549

(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended          March 31, 1995
                               ---------------------------------

                           OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ________________


Commission file number                     1-6179
                        ----------------------------------------

                                  THIOKOL CORPORATION

          (Exact name of registrant as specified in its charter)

              Delaware                      36-2678716
 -------------------------------     ----------------------------
 (State or other jurisdiction of      (I.R.S. Employer
 incorporation or organization)      Identification No.)



             2475 Washington Blvd., Ogden, Utah  84401-2398
             ----------------------------------------------
               (Address of principal executive offices)
                                (Zip Code)

Registrant's telephone number,
including area code.................................(801) 629-2052

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
   ------     -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                     Outstanding at April 30, 1995
- -----------------------------        -----------------------------
Common Stock, $1.00 par value                 18,493,393

                            THIOKOL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q


                                   INDEX


 Page

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

               Consolidated Statements of Operations -
                  Three months ended and Nine months
                  ended March 31, 1995 and 1994                  3

               Consolidated Balance Sheets -
                  March 31, 1995 and June 30, 1994               4

               Consolidated Statements of Cash Flows -
                  Nine months ended March 31, 1995 and 1994      5

               Notes to Consolidated Financial Statements        6


Item 2.        Management's Discussion and Analysis of
                  Financial Condition and Results of
                  Operations                                  10-13


PART II. OTHER INFORMATION

Item 6.         Exhibits and Reports on Form 8-K                 14



SIGNATURES                                                       14


Exhibit 27.     Financial Data Schedule

                    PART I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                          THIOKOL CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                 (IN THOUSANDS EXCEPT PER SHARE DATA)


                              Three Months Ended  Nine Months Ended
                                    March 31         March 31
                              ------------------  ----------------
                                 1995    1994      1995    1994
                              -------- --------  -------- --------
Net sales                     $232,642 $266,093  $689,430 $764,452

Operating expenses:
  Cost of sales                184,685  220,538   553,980  632,684
  General and administrative    18,851   16,830    53,653   50,732
  Research and development       4,298    3,978    11,239   11,651
  Restructuring                 61,398             61,398
                               -------  -------   -------  -------
                               269,232  241,346   680,270  695,067

(Loss) income from operations  (36,590)  24,747     9,160   69,385

Interest and other income        1,304      491     3,276   12,233
Interest expense                 2,751    3,563     8,188   10,836
                               -------  -------   -------  -------
(Loss) income before income
  taxes, extraordinary item
  and cumulative effect of
  accounting changes           (38,037)  21,675     4,248   70,782

(Benefit) income taxes          (2,932)   6,309    13,771   26,590
                               --------  ------   -------  -------
(Loss) income before
  extraordinary item and
  cumulative effect of
  accounting changes           (35,105)  15,366    (9,523)  44,192

Extraordinary item - loss on
  early retirement of debt      (4,786)            (4,786)

Cumulative effect of accounting
  changes                                                  (63,838)
                              -------- --------  --------  --------
Net (loss) income             $(39,891)$ 15,366  $(14,309)$(19,646)
                              -------- --------  --------- --------
                              -------- --------  --------- --------
Net (loss) income per share:
  (Loss) income before
  extraordinary item and
  cumulative effect of
  accounting changes          $  (1.87)$    .77  $   (.51)$   2.18
  Extraordinary item              (.25)              (.25)
Cumulative effect of
  accounting changes                                         (3.15)
                              -------- --------  -------- ---------
    Net (loss) income         $  (2.12)$    .77  $   (.76)$   (.97)
                              -------- --------  -------- ---------
                              -------- --------  -------- ---------
Dividends per share           $    .17 $    .17  $    .51 $    .51
                              -------- --------  -------- ---------
                              -------- --------  -------- ---------
Average number of common and
  common equivalent shares
  outstanding                   18,795   19,856    18,826   20,231
                              -------- --------  -------- ---------
                              -------- --------  -------- ---------
See notes to consolidated financial statements


                          THIOKOL CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                              (IN THOUSANDS)

                                        March 31   June 30
                                          1995       1994
                                        --------   --------
   ASSETS                             (Unaudited)
   ------
   Current assets
     Cash and cash equivalents                     $ 40,129
     Receivables                       $165,744     195,414
     Inventories                        142,299     121,863
     Prepaid expenses                     5,650       4,496
                                       --------    --------
       Total current assets             313,693     361,902

   Property, plant and equipment,
     at cost less allowances for
     depreciation                       304,867     322,070

   Other assets
     Costs in excess of net assets of
       businesses acquired, less
       amortization                      29,008      54,038
     Patents and other intangible
        assets                           19,663      19,557
     Other noncurrent assets             46,175      42,919
                                       --------    --------
                                       $713,406    $800,486
                                       --------    --------
                                       --------    --------


LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
   Current liabilities
     Short-term debt                   $ 79,241    $ 27,090
     Accounts payable                    30,358      40,285
     Accrued compensation                47,691      46,442
     Other accrued expenses              25,898      28,974
     Income taxes                                     2,604
                                       --------    --------
       Total current liabilities        183,188     145,395

   Long-term debt                         2,637      87,916
   Accrued retiree benefits              73,008      75,950
   Deferred income taxes                    698      16,838
   Accrued interest and other
     non-current liabilities             99,124      89,852

   Stockholders' equity
     Common Stock (par value $1.00
     per share)
       Authorized - 200,000 shares
       Issued - 20,455 shares
         including shares in Treasury    20,538      20,538
     Additional paid-in capital          45,207      46,249
     Retained earnings                  340,441     364,249
                                       --------    --------
                                        406,186     431,036


     Less cost of common stock in
       Treasury 2,015 shares,
       March 31, 1995 and 1,818
       shares, June 30, 1994            (51,435)    (46,501)
                                       --------    --------
          Total stockholders' equity    354,751     384,535
                                       --------    --------
                                       $713,406    $800,486
                                       --------    --------
                                       --------    --------
   See notes to consolidated financial statements


                       THIOKOL CORPORATION
        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                         (IN THOUSANDS)


                                                Nine Months Ended
                                                     March 31
                                                -----------------

                                                 1995        1994
                                                ------      ------
Operating Activities
- --------------------

Net loss                                      $(14,309)   $(19,646)
Adjustments to reconcile net loss to
   net cash provided by operating
   activities:
     Restructuring                              61,398
     Extraordinary item                          4,786
     Cumulative effect of accounting changes                63,838
     Depreciation and amortization              29,731      30,494

     Changes in operating assets and
     liabilities:
        Receivables                             32,640      48,669
        Inventories and prepaid expenses       (16,891)       (164)
        Accounts payable and accrued expenses  (16,563)    (16,512)
        Income taxes                           (18,143)        486
        Other                                   (3,956)     (7,033)
                                               --------   ---------
           Net cash provided by operating
             activities                         58,693     100,132


Investing Activities
- --------------------
Acquisitions, net of acquired cash              (8,941)    (12,065)
Purchases of property, plant and equipment
   (net)                                       (32,953)    (10,277)
                                               --------    --------
   Net cash used for investing activities       (41,894)   (22,342)
Financing Activities
Net change in short-term debt                   48,912      (5,252)
Long-term debt borrowings                                       42
Repayment of long-term debt                    (85,579)       (151)
Premiums paid on early retirement of debt       (4,786)
Dividends paid                                  (9,499)    (10,123)
Purchase of common stock for treasury           (8,273)    (39,799)
Stock option transactions                        2,297       9,864
                                               --------    --------
         Net cash used for financing
           activities                          (56,928)    (45,419)
                                               --------    --------
(Decrease) increase in cash and cash
  equivalents                                  (40,129)     32,371
Cash and cash equivalents at beginning of
  year                                          40,129      31,365
                                              ---------    --------
Cash and cash equivalents at end of period    $            $63,736
                                              ---------    --------
                                              ---------    --------

See notes to consolidated financial statements



                       THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS)

Basis of Presentation
- ---------------------
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1994, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1995. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1994.

Extraordinary Item
- ------------------
In March 1995, the Company retired $85.5 million of private placement notes which were due to mature in 1996 and 1999. The notes included $37 million of 10.45% Series B Notes due June 30, 1996 and $48.5 million of 10.48% Series C Notes due June 30, 1999. An extraordinary loss of $4,786 (net of a tax benefit of $2,915) was recorded for the payment of redemption premiums. The debt retirement was financed through cash on hand and lower interest bearing short-term credit lines already in place.

Restructuring Charge
- --------------------
In the third quarter of 1995 the Company recorded a pre-tax restructuring charge of $61.4 million. The after-tax amount was $49.2 million or $2.62 per share. The charge was taken in response to declining defense systems revenues resulting primarily from reduced U.S. Government defense spending and included costs for manufacturing facility closures and a write down of long-term assets associated with the defense systems segment. The majority of the charge consisted of a non-cash, pre-tax charge of $54.1 million to cover the write down of goodwill ($23.6 million) and fixed assets ($20 million) of the defense systems segment to fair value and the estimated loss on disposition of fixed assets related to the closure of the Huntsville and Omneco manufacturing operations ($10.5 million). The facilities are anticipated to be closed within 15 and 6 months respectively. Fair value for the goodwill and asset write downs was determined by discounted cash flows from future defense and non-shuttle launch vehicle operations. Fair value for the Huntsville and Omneco operations is based on the anticipated sales proceeds of the related assets less costs of disposal. The restructuring charge also included a $7.3 million pre-tax cash charge for costs related to the facility closures including $2.3 million of employee termination costs. The restructuring will result in 360 employee terminations.


                       THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS)


Receivables
- -----------
The components of receivables are as follows:
                                                March 31  June 30
                                                  1995      1994
                                                --------  --------

Receivables under U.S. Government contracts
 and subcontracts:
   Amounts billed                              $ 70,340   $ 57,615
   Unbilled costs and accrued profits            42,324     91,505
                                               --------   --------
Total receivables under U.S. Government
   contracts and subcontracts                   112,664    149,120
Accounts receivable                              46,375     44,620
Other current receivables                         6,705      1,674
                                               --------   --------
                                               $165,744   $195,414
                                               --------   --------
                                               --------   --------


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

Cost management award fees of $26.7 million have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, under terms of the contract, all of the cost management award fees remain at risk until completion of the current contract and final National Aeronautical and Space Administration (NASA) review. Unanticipated problems which erode cost management performance could cause a reversal of some or all of the amounts previously recognized and would be offset against NASA receivable amounts or be directly reimbursed.


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

                       THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         (IN THOUSANDS)


Inventories are summarized as follows:


                                          March 31     June 30
                                            1995         1994
                                          --------     --------
Finished goods                            $ 66,490     $ 56,064
Raw materials and work-in-progress          50,756       47,300
Inventoried costs related to U.S.
  Government and other long-term
  contracts                                 45,313       36,735
Progress payments received on
  long-term contracts                      (20,260)     (18,236)
                                          ---------    ---------
                                           $142,299     $121,863
                                          ---------    ---------
                                          ---------    ---------

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


                          THIOKOL CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            (IN THOUSANDS)


                             Three Months Ended  Nine Months Ended
                                  March 31          March 31
                             ------------------  ------------------
                               1995     1994       1995     1994
                             -------   ------     ------   -------
Net sales
  Space Systems              $114,953 $129,698   $337,405  $357,269
  Defense Systems              57,441   89,633    188,671   281,420
  Fastening Systems            60,248   46,762    163,354   125,763
                             -------- --------   --------  --------
Consolidated net sales       $232,642 $266,093   $689,430  $764,452
                             -------- --------   --------  --------
                             -------- --------   --------  --------

Net Profit
  Space Systems             $ 15,940 $ 16,602  $ 41,977  $ 36,048
  Defense Systems            (55,983)   4,318   (41,865)   25,334
  Fastening Systems            5,023    4,618    13,753    11,414
                             -------- --------   --------  --------
    Operating (loss) profit  (35,020)  25,538     13,865    72,796
  Interest and other income    1,083      534      2,621    12,156
  Interest expense            (2,751)  (3,563)    (8,188)  (10,836)
  Unallocated corporate
     expense                  (1,349)    (834)    (4,050)   (3,334)
                            --------- --------  --------- ---------
Consolidated (loss) income
   before income taxes,
   extraordinary item and
   cumulative effect of
   accounting changes       $(38,037)$ 21,675   $  4,248  $ 70,782
                            -------- --------   --------  --------
                            -------- --------   --------  --------


Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
As a result of a pre-tax restructuring charge of $61.4 million and a $7.7 million pre-tax extraordinary loss on early retirement of debt, the Company recorded a net loss of $39.9 million or $2.12 per share for the third quarter ended March 31, 1995. The net loss compares to net income of $15.4 million or $.77 per share last year. Sales for the quarter of $232.6 million decreased 13 percent compared to $266.1 million last year.

Excluding the restructuring charge and loss on debt retirement, third quarter net income was $14.1 million or $.75 per share, an 8 percent decrease from last year. The decrease in income, before the restructuring charge and loss on debt retirement, resulted primarily from lower operating levels at the government owned, company operated ammunition plants (GOCO's), lower Space Shuttle Reusable Solid Rocket Motor (RSRM) sales, lower STAR (TM) motor income and a $2 million income tax credit in the prior year. The quarter was favorably affected by higher RSRM cost management fees and a $3 million pre-tax reduction in accrued health care costs due to reductions in personnel. The 13 percent decline in sales for the quarter reflected a continuing decrease in defense systems sales
and decreased RSRM sales.   Partially offsetting the decrease
were higher fastening systems sales.

The pre-tax loss on retirement of debt of $7.7 million resulted from redemption premiums paid for the early retirement of $85.5 million of long-term debt. The after-tax amount was $4.8 million or $.25 per share. The decline in interest rates during recent years provided the Company the opportunity to economically retire long-term debt, and substantially reduce interest expense in future years. The notes payable also contained restrictive covenants, and the retirement allows the Company greater flexibility in pursuing its strategic objectives.

The net loss for the nine months ended March 31, 1995, was $14.3 million or $.76 per share. Year-to-date net income before recognition of the restructuring charge and debt retirement loss was $39.7 million or $2.11 per share, a 10 percent decrease compared to net income of $44.2 million or $2.18 per share last year before recognition of accounting changes. Sales of $689.4 million for the nine month period decreased 10 percent from $764.5 million last year.

Space systems sales for the quarter of $115 million decreased 11 percent or $14.7 million compared to 1994 and operating income
decreased 4 percent to $16 million.   The sales decrease is due
primarily to lower RSRM sales as a result of continued emphasis on cost management performance. The decrease in income resulted from the decline in RSRM sales, recognition of $4.2 million in fee related to RSRM enhancements work in 1994 and lower margins on STARTM motors. An increase in the RSRM cost management incentive fee rate resulted in $3.5 million of additional income for the quarter, of which $2.9 million represented fee related to costs incurred in prior periods. The Company continuously evaluates actual and forecasted cost performance and anticipates further incentive fee increases in the fourth quarter. Space systems margins were favorably affected by a $1.9 million reduction in accrued health care costs.

Defense systems sales decreased 36 percent to $57.4 million while operating income, before recognition of the restructuring charge, of $5.4 million increased 25 percent or $1.1 million from 1994. After the restructuring charge of $61.4 million, the defense systems loss was $56 million. The sales decrease was caused by significantly lower sales on the Trident and Standard Missile
programs and reduced activity at the GOCO facilities.   The
increase in income and operating margins, before the restructuring charge, resulted primarily from recognition of program losses in the previous year and a $1.1 million reduction in accrued health care costs in the current quarter.

Fastening systems sales of $60.2 million increased 29 percent from $46.8 million in 1994 and income of $5 million increased 9 percent. Significantly higher domestic industrial sales, a small acquisition in the third quarter of 1995, and improved foreign operations were the principal causes of the sales and earnings increase. The quarter was negatively impacted by a continuing slow commercial aerospace market and by higher than anticipated aerospace production costs.

General and administrative expense for the quarter of $18.9 million increased 12 percent or $2.0 million compared to the prior year. General Corporate expense remained flat while selling and administrative costs increased in the fastening systems segment as a result of the sales increase. The $.8 million decrease in interest expense resulted primarily from the reduction in long-term debt at June 30, 1994.

The low income tax benefit for the quarter and the high effective tax rate for the year resulted from recognition of the restructuring charge which included approximately $29 million of non-deductible goodwill write down and other non-deductible costs.

During the quarter, sales and profit derived from production of and services for the RSRM accounted for approximately 46 percent of consolidated net sales and 56 percent of consolidated operating income before recognition of the restructuring charge. The current contract with NASA extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2000.
During the quarter NASA informed the Company that the RSRM launch rate will decrease from 8 to 7 per year. The impact on future revenues from the annual launch rate decrease will be minimal. NASA's continued emphasis on cost containment to control its budget combined with the Company's emphasis on cost reductions should produce a slight decrease in RSRM sales in fiscal year 1995. However, contract incentives to reduce costs over the life of the contract should result in higher incentive fees in the future based on actual and anticipated contract cost performance. During the quarter the Company was awarded a contract for three Castor 120(TM) motors in support of future Lockheed Launch Vehicle missions.

On April 18, 1995, the Company was awarded a $26.1 million, four and one-half year contract with the United States Defense Nuclear Agency to assist the Russian government in disposing of ICBM liquid propellant through conversion into usable commercial chemicals.

The Company, as part of a joint venture, manufactures the first and second stage of three stages of the Trident missile. The prime contractor over the Trident program issued a consolidation request for proposal with the intent to lower program costs by combining propellant activities and final motor assembly for all three stages at a single site under common program management. The joint venture has been notified that it has been awarded the contract.
As a result of the award, the Company does not expect a major change in future sales and profits.

Due to reductions in U.S. Government defense spending, the Company expects its defense systems sales and income to decline in fiscal years 1995 and 1996. The Peacekeeper program was completed during the first quarter of fiscal year 1994. Trident sales have decreased from 1994 levels due to a reduction in the missile production rate. The Standard Missile program will be completed during the first quarter of fiscal year 1996. Decreased defense spending has created a highly competitive pricing environment for tactical programs and a decline in new program opportunities. The propulsion industry is characterized by overcapacity.

The pre-tax $61.4 million restructuring charge was taken in response to the current industry environment and a continued decrease in the Company's defense systems sales. The actions taken, including the closure and consolidation of selected manufacturing facilities and the write down of long-term assets, will assist in achieving greater efficiencies and improving the Company's competitive position in the defense and launch vehicle rocket motor business. The restructuring charge included a $54.1 million pre-tax non-cash write down of long-term assets to fair value as estimated by discounted cash flows from future defense and non-shuttle launch vehicle operations. It also included a $7.3 million pre-tax cash charge for future costs related to the facility closures including $2.3 million of employee termination costs. The Company's manufacturing at Huntsville, Alabama will be phased out and the plant will be closed over the next 15 months. Omneco, Inc., a wholly-owned subsidiary, will be sold as an entity or divested in whole or in part over a period of time. The plant closures and consolidation of operations will result in 360 employee terminations.

In addition to the $61.4 million charge, approximately $10 million of pre-tax costs will be incurred over the next 15 months to relocate equipment and requalify programs. As a result of the restructuring charge, the Company anticipates approximately $3 million in future annual cost savings from reductions in depreciation and amortization expense.

Sales from the company-operated U.S. Army ordnance plants have declined significantly in fiscal year 1995. Both of the company-operated plants are on the Army's closure list but may be maintained in an inactive status for an indefinite period. All U.S. Army directed production is expected to be completed during fiscal year 1995.

Fastening systems income for the current nine month period of $13.8 million increased 20 percent over 1994. Industrial profit margins increased significantly over 1994. Domestic and foreign aerospace profits continue to be low, due to a slow commercial aerospace market, a depressed European economy and higher than expected aerospace certification and production costs. Due to continuing efforts to improve manufacturing efficiencies and the strong industrial markets, the Company anticipates sales and operating margins to increase in the fourth quarter.

The Internal Revenue Service has completed its examination of federal income tax returns through fiscal year 1985. Based upon preliminary understandings, substantial tax refunds and interest payments may be received by the Company. Such interest and a portion of the taxes refunded will be recognized as income as audits are finalized.

Liquidity and Capital Resources
- -------------------------------
Net cash flow from operations for the nine months ended March 31, 1995, was $58.7 million compared to $100.1 million in fiscal year 1994. The difference resulted principally from a $32.6 million decrease in receivables in 1995 compared to a $48.7 million decrease last year, a $16.1 million increase in inventories in 1995 and a $18.1 million decrease in income taxes liabilities.

Investing activities consisted of purchases of property, plant and equipment of $33.0 million compared to $10.3 million in 1994. Higher capital expenditures in 1995 reflect efforts to increase industrial production capacity and cost efficiency in the fastening systems segment and initial capital spending at the Yellow Creek nozzle facility. During the quarter the Company acquired certain assets of the Automatic Fastener Corporation of Branford, Connecticut for approximately $8.9 million. Automatic Fastener, with annual sales of approximately $17 million, produces a broad line of blind and specialty rivets for industrial applications including the automotive and light trucks markets. The fastening systems segment and Automatic have no overlap in blind fasteners and current sales to the big three U.S. automakers are minimal.

Cash flow used for financing activities of $56.9 million compares to $45.4 million last year. During the quarter, the Company retired $85.5 million of long-term debt which was due to mature in 1996 and 1999. The debt retirement was financed through cash on hand and lower interest bearing short-term credit lines already in place. The $48.8 million increase in short-term debt resulted from the retirement of long-term debt and working capital requirements. Purchases of common stock for treasury declined from $39.8 million in 1994 to $8.3 million. During fiscal year 1995 approximately 327,000 shares of common stock were repurchased under the 1.5 million share extended repurchase program announced in June 1994. Due to the shares repurchased, the average number of shares outstanding used for the calculation of loss per share decreased 5 percent for the quarter and 7 percent for the nine months ended March 31, 1995, compared to the prior year.

Thiokol's current ratio at March 31, 1995, was 1.7, a decrease from
2.5 at June 30, 1994. Working capital at March 31, 1995, of $130.5 million decreased $86 million since June 30, 1994. The decrease in the current ratio and working capital resulted primarily from the retirement of $85.5 million of long-term debt utilizing cash on hand and issuance of short-term debt. The Company's debt to equity ratio declined to 23% as a result of the long-term debt retirement.

The Company has current outstanding authorizations for capital expenditures of approximately $100 million. A majority of the authorizations relates to the nozzle facility at NASA's Yellow Creek, Mississippi complex. In 1994, the Company agreed with
NASA to transfer the RSRM nozzle manufacturing operation in Northern Utah to the NASA facility at Yellow Creek, Mississippi. Through March 31, 1995, the Company has expended approximately $11 million on construction of the nozzle facility and had projected an additional $69 million investment to complete the facility. On May 2, 1995, NASA announced that due to budget considerations, construction work at the Yellow Creek nozzle facility will be terminated. The Company anticipates reimbursement for all expenditures incurred on the Yellow Creek project.

Future estimated cash flow from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program for the current fiscal year. As of March 31, 1995, the Company had available revolving credit facilities of $140 million of which $95 million remained unused.

                        PART II - OTHER INFORMATION

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

The Company filed two 8-K reports during the quarter ended March
31, 1995.  The items reported on both 8-K reports filed on March
10, 1995, and March 27, 1995, respectively, were related to item 5
- - Other Events; no financial statements were filed therewith. The 8-K report on March 10 related to the Company's restructuring of operations and the 8-K on March 27 reported the early retirement of long-term debt.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THIOKOL CORPORATION
                                        (Registrant)



Date:     May 5, 1995   /s/ Richard L. Corbin
                        Richard L. Corbin, Senior
                        Vice President and Chief
                        Financial Officer


                        /s/ Royce W. Searle
                        Royce W. Searle, Vice President
                        and Controller