Form 10-Q/A
period 1995-03-31
THIOKOL CORP /DE/
filed 1995-05-09
CIK 68366

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

The purpose for this amendment is to correct the fiscal year end and period end dates on the Financial Data Schedule.

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



                                    THIOKOL CORPORATION
                                        (Registrant)



Date:     May 8, 1995   /s/ Richard L. Corbin
                        Richard L. Corbin, Senior
                        Vice President and Chief
                        Financial Officer


                        /s/ Royce W. Searle
                        Royce W. Searle, Vice President
                        and Controller