Form 10-K
period 1995-06-30
THIOKOL CORP /DE/
filed 1995-09-27
CIK 68366

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934                                                  (FEE REQUIRED)
                                                         ----------------------
                    For the fiscal year ended June 30, 1995

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934                                            (NO FEE REQUIRED)
                                                         ----------------------
                         Commission file number 1-6179

                              THIOKOL CORPORATION

    Incorporated in the State of Delaware     IRS Employer Identification
                                                      No. 36-2678716
                          Principal Executive Offices
                  2475 Washington Boulevard, Ogden, Utah 84401
                        Telephone Number: (801) 629-2000

Securities registered pursuant to Section 12(b) of the Act:

             Title of Each Class                Name of Each Exchange
             -------------------                 on Which Registered
           Common Stock, par value               -------------------
               $1.00 per share                 New York Stock Exchange
        Common Stock Purchase Rights            Chicago Stock Exchange

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

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

     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 31, 1995, ($34.875 per share):
$634,743,135.

     Number of  shares  of Common  Stock  outstanding  as of  August  31,  1995:
18,274,495.

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1995: Parts I, II, and IV.
2. Portions of definitive Proxy Statement dated September 22, 1995: Parts III and IV.
- --------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

     Thiokol Corporation (the "Company") manufactures solid rocket propulsion systems and related products, ordnance, flares, gas generators, actuators, and provides services for the aerospace and defense markets and specialty fastening systems for aerospace and industrial applications. Founded in 1930, Thiokol Corporation and its successor, Thiokol Chemical Corporation (old Thiokol), operated in various corporate forms until merged in 1982 with Morton-Norwich Products, Inc., and operated thereafter as a division of Morton Thiokol, Inc. After the 1989 spin-off of the specialty chemicals, salt and automotive-restraint businesses to a newly-formed publicly-traded company, Morton International, Inc., the Company's aerospace and defense business operated independently as Thiokol Corporation. In 1991, the Company acquired the aerospace and industrial fastener business of Huck Manufacturing Company. The Company operates this fastening systems segment of the business as a wholly-owned subsidiary, Huck International, Inc. Huck acquired the threaded lock bolts, locknuts and related product line assets of the Deutsch Manufacturing Company in 1994; and the assets of Automatic Fastener Company, manufacturer of blind fasteners for automotive and industrial applications, in January of 1995. During fiscal year 1995, the Company established the Defense and Launch Vehicles Division reflecting the consolidation of certain of its defense and solid propulsion product lines.

Business Segments

     The Company operates in three business segments: (i) Space; (ii) Defense; and (iii) Fastening Systems. This business segmentation reflects the Company's reorganization of its business units during fiscal year 1995.

     Space Systems. The space systems segment consists of solid rocket propulsion systems and related products, research and development, and launch support services for the National Aeronautics and Space Administration (NASA), and commercial space applications. Such systems include the Reusable Solid Rocket Motor (RSRM) used for NASA's Space Shuttle. The current Buy III Space Shuttle contract awarded to the Company in 1991 to build 142 solid rocket motor boosters for the NASA Space Shuttle program has $1.6 billion remaining through its projected completion date in fiscal year 2000. The delivery rate and the Company's contract accrual rate for financial statement purposes is subject to continuing NASA's funding, NASA's Shuttle flight scheduling and program performance. The Company has been notified that NASA's production schedule is being reduced from eight to seven flight sets per year. The NASA contract is subject to termination for convenience by the Federal Government with the Company retaining such rights of recovery for costs and expenses provided by the government procurement laws and regulations, and contract terms and conditions. NASA has announced plans to restructure and reorganize the Shuttle program to include a single prime contractor or prime contractor group to manage many program functions now managed by NASA. Such restructuring will occur over a transition period of several years. The Company anticipates continuing participation in the Shuttle program. The Company's position as a contractor to NASA is expected over time, most probably with completion of the Buy III contract, to shift to the role of a subcontractor to the prime contractor. The Company's service contract at the Kennedy Space Center in Florida includes stacking of RSRM motors, mating them to the external fuel tank and orbiter, prelaunch testing and recovery of the RSRM's. An option until October 1995 to renew this service contract has not been exercised by the prime contractor, Lockheed/Martin Aeronautics, thereby effectively reducing the Company's long-term participation in the Shuttle's RSRM solid rocket motor launch oversight, launch, and recovery activities at the Kennedy Space Center. During fiscal year 1995, the Company received notification from NASA of the termination of the Company's contract to manage and convert NASA's Yellow Creek, Mississippi facility for the production of nozzles used in the Shuttle's RSRM solid rocket motors, which eliminates the relocation requirements from the Company's facilities in Northern Utah. The Company expects to recover all costs, expenses and investments made or incurred in connection with the performance of the Yellow Creek contract.

     The Company's family of Castor motors is used in the first and second stages of a number of expendable launch vehicles and as strap-on boosters for medium and heavy lift vehicles for space, defense, and commercial applications.

     The Company's CASTOR 120(R) motor has been designed as a low-cost 120,000 pound class motor for the small launch vehicle market. This motor is designed for first and second stage propulsion and for strap-on booster applications. The CASTOR 120 motor has been selected as the propulsion system for the Lockheed Launch Vehicle, the Orbital Science Taurus(R) launch vehicle and the McDonnell Douglas Med-Lite launch vehicles. The application of the CASTOR 120 motor includes launch vehicles for placement of communications, mapping and scientific satellites into earth orbit. The Company is currently under contract to provide four Castor motors to Lockheed/Martin Aeronautics for its LLV family of launch vehicles and one motor to Orbital Science. Although the first demonstration launch vehicle utilizing the CASTOR 120 motor failed to properly place the satellite payload in orbit, the Company anticipates technical problems associated with the launch vehicle will be resolved and there will be minimal delay in the future launch schedule of the Lockheed Launch Vehicle system. The motor loss is covered by insurance.

     The CASTOR IVA motor is designed with 110,000 pounds of thrust for use as strap-on boosters. The Company is currently under contract for the production and delivery of 24 CASTOR IVA motors to Lockheed/Martin Aeronautics for the Atlas IIAS program. The Company CASTOR IVB motors equipped with thrust vector control deliver 100,000 pounds of thrust and have been selected to support the Target Critical Measurement Program.

     With the restructuring of the Company's Defense and Launch Vehicles Division, the Huntsville, Alabama facility will be closed and its CASTOR IVA's and CASTOR IVB motor production transferred to the Company's Promontory, Utah, facility.

     The Company's family of STAR(TM) motors manufactured at its Elkton, Maryland, facilities provide upper stage propulsion systems for a number of launch vehicle systems. The STAR motors also provide satellite positioning for space, defense, and commercial applications. The Company has successfully tested movable nozzle technology for STAR motor applications. During fiscal year 1995, the Company's STAR motors successfully completed 12 missions including the European Ariane-IV, the Japanese H-2, Chinese Long March, and the Delta II and Titan IV.

     Defense Systems. The Defense Systems segment of the Company's business consists of design, manufacturing and related services and sale of propulsion systems, gas generators and ordnance to the Federal Government and for qualifying foreign military sales.

     For strategic and tactical markets, the Company produces or is otherwise a qualified producer on a number of propulsion-related programs and products. Major strategic programs include a joint venture arrangement with Alliant Technologies, Inc., which was restructured and consolidated during 1995 to produce the first, second and third stages of United States Navy submarine launched, Trident II missile systems. The Company has an Air Force contract to monitor the service life of the Minuteman III, Stage I and Stage III motors and a development contract for the Minuteman propulsion replacement program including the development and qualification of new materials, propellants and refurbishment of components for the Minuteman Stage I.

     The Company is a qualified manufacturer of tactical propulsion systems and related products for the Aegis, Standard, HARM, Patriot, Sea Gnat, Harpoon, Hellfire, Sidewinder, and Maverick fixed price programs. The Company has also been awarded a contract for the development of insensitive munition technology for the Mark 104 Standard Missile. The Standard, HARM, Patriot, Sidewinder and Hellfire programs are scheduled for substantial completion of motor production during fiscal year 1996. Continuing declines in the level of Department of Defense spending on strategic and tactical programs and production over capacity within the industry and the Company's defense systems product lines resulted in the Company's reorganizing and consolidating operations forming the Defense and Launch Vehicles Division. The accounting for this restructuring for financial statement purposes is described in Note A and Note B of the Company's consolidated financial statements. The Company is consolidating certain of its tactical motor manufacturing operations from the Huntsville, Alabama, facility to the Company's facilities in Northern Utah and Elkton, Maryland, which should be completed during fiscal year 1996. Other tactical programs not otherwise transferred will not be renewed as they are completed in anticipation of the closure of the Huntsville facility. The Company's Omneco

Operations in Carson City, Nevada, manufacturer of metal parts for tactical propulsion systems, will also be closed and operations discontinued during the first half of fiscal year 1996.

     The Company's gas generator operations consist of research, development, production, and sale of solid propellant gas generators. This family of products is designed for a variety of functions for space, defense, and commercial applications including thrust vector control actuation, missile launch eject systems and altitude control, and propulsion for dispensing ordnance.

     The Company's flare operations consist of research, development and production of visible and infrared illuminating and decoy flares for primarily military applications as well as search and rescue missions.

     Ordnance operations consist of research, development, production and sale of munitions, munitions simulators for training, and the manufacture and sale of conventional artillery mortar and rocket munitions and components.

     The Company has developed technology used for demilitarization of both solid and liquid propulsion systems. The Company has received a contract funded by the Federal Government's Defense Nuclear Agency for the conversion of liquid propellant from missile systems located in the former Soviet Union into commercial materials. The Company is also conducting solid rocket propulsion studies for conversion of solid propulsion motor propellants to commercially usable explosives for the mining industry.

     The Company provides services to the United States Army under facilities and operations management contracts for Army-owned ammunition factories near Marshall, Texas and Shreveport, Louisiana. The Louisiana Army Ammunition Plant ceased loading operations during fiscal year 1995. Both plants are operated under a facilities contract permitting the Company use of a facility for both Department of Defense and third party contracts. The Company is pursuing contracts that can be produced in these facilities.

     The Company continues work on a number of product developments including support work on a heavy-lift launch vehicle system, hybrid propulsion, booster technologies, propellant, and nozzle technology for Theater Missile Defense applications. Development work continues in both solid and liquid explosives technologies for both commercial and military applications. Present technology used in conjunction with the Company's propulsion motor case is being developed and tested for commercial applications. During fiscal year 1995, the Company organized the TCR Composites Division for the commercial development of a lower cost carbon fiber resin technology. The Company's Science and Engineering group maintains ongoing research projects funded under various Company, commercial and government programs and provides support to the Company's space and defense propulsion system programs. Federal export laws, controls and regulations impact or otherwise restrict the export of the Company's propulsion products and technical knowledge.

     Fastening Systems. The fastening systems segment consists of the development, production and sale of threaded and non-threaded fasteners consisting of lock bolts, blind bolts, locknuts, blind rivets, cap screws, and product installation tooling. Fasteners and fastening systems are sold to customers directly by the Company and through a distribution network, domestic and foreign. The fasteners are manufactured from high strength metal and metal alloys and are sold under various trade names and trademarks to aerospace and industrial markets. Product installation tooling is also manufactured and marketed to provide customers complete fastener installation systems. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification is important for aerospace market acceptance of the Company's fasteners. The Company's fasteners have been qualified by major domestic and foreign aerospace companies. Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes the Company's products for certain structural applications such as bridges and building columns.

Competition

     Space Systems. The Company is the sole source supplier of RSRM solid rocket motors, the only domestically human-rated solid rocket propulsion, for NASA's Space Shuttle program. The Company, Alliant Technologies, Inc. and the CSD Division of United Technologies, Inc. are the major suppliers of heavy-lift solid propulsion launch vehicles for space and strategic applications and are competitive with each other with regard to medium, light and strap-on launch vehicles for commercial space applications. Both foreign governments and foreign private enterprises have solid rocket propulsion systems competitive with propulsion systems manufactured by the Company. Principal competitive factors are cost, technical performance, quality, reliability, depth and capability of personnel and adequacy of facilities.

     Defense Systems. The Company's defense-related solid rocket propulsion systems, services and related products are competitive with Alliant Technologies, Inc. and CSD's strategic programs. The Company is also competitive with the Aerojet Division of Gen Corp. and the ARC Division of Sequa Corporation on a number of tactical motor programs.

     Reductions in Department of Defense expenditures and for the quantity being procured for strategic and tactical solid rocket motor programs have substantially increased the competitive pressure for these products. Price, quality, reliability, performance, depth and capability of personnel and adequacy of facilities are the principal competitive factors in the defense market for strategic and tactical solid propulsion products.

     Fastening Systems. Fastening systems are manufactured by a number of competitors with no one manufacturer having a major position in the aerospace or industrial fastening markets. Competitive with the Company's threaded and non-threaded fastening systems are alternative fastening methods. The Company's fastening systems compete on quality, delivery, price and ability to provide customer fastening installation solutions through specific purpose tooling and fasteners. Competition for orders from aerospace original equipment manufacturers is often dependent on customer qualification of the Company's fasteners. The Company maintains a proprietary patented position for certain of its fastener designs for which certain limited licenses have been granted to competitors. The Company also manufactures certain fasteners under licenses from competitors.

Research and Development

     Company-sponsored   research  and  development  activities  relate  to  new
products and services and improvement of existing products and services. The Company's R&D cost was $15.0 million, $15.4 million and $15.7 million and represents 1.6 percent, 1.5 percent and 1.3 percent of revenues for fiscal years 1995, 1994, and 1993, respectively, while the amount spent during the same periods for customer-sponsored R&D (primarily U.S. government-funded) was approximately $25.1 million, $25.5 million and $23.2 million respectively.

Environmental Matters

     Compliance with federal, state, and local environmental requirements with respect to the Company's facilities, including formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time expected to have a material adverse effect on the Company's financial condition or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed related to environmental matters respectively were $5.3 million and $9.7 million for fiscal year 1995 and are estimated to be $2.6 million and $9.6 million for fiscal year 1996. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations, and engages in environmental remediation activities of its sites and sites of third parties where appropriate. The Company continues working on the reduction of ozone depleting and other hazardous chemicals, the cost of which will be recovered under the pricing of its products.

     The Company is involved with two Environmental Protection Agency (EPA) superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in Morris County, New Jersey, operated about thirty years ago by the Company for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site, ("Klockner") Site. At this site, the Company's estimated cost for response costs, site remediation and future operation and maintenance costs is approximately $5.8 million of which approximately $.75 million will be spent during fiscal year 1996. The Company has received notice from the State of New Jersey that it has been identified along with others as a "potentially responsible party" at the Rockaway Township Well Field ("Denville") Site. The Company is negotiating with the State of New Jersey to complete site remediation requirements. Anticipated costs for remediation and future operation and maintenance at this site are estimated to be approximately $4.5 million. Management believes that it has valid claims, regarding both sites, for insurance recovery.

     During fiscal year 1995, the Company settled a third party claim covering environmental issues at the Woodbine, Georgia site operated by the Company from 1963 to 1976. Under the terms of the agreement, the Company agreed to pay $.425 million for past costs incurred by the third party relating to ownership of the site. The Company has also agreed to investigate and remediate certain solid waste management units (SWMU's) related to past operations conducted by the Company with an estimated cost of $.6 million. The third party retains all other environmental liability for the site.

     During fiscal year 1995, the Company paid $105,000 for two Northern Utah environmental projects under an agreement with the Utah Department of Environmental Quality to complete the Company's Settlement Agreement with the State regarding wastewater treatment issues at the Promontory, Utah, facilities. A subsidiary of the Company paid a $10,000 fine to the Environmental Protection Agency to settle wastewater discharge issues at its Kingston, New York, facility.

     The Company believes that the eventual cost for site remediation matters known at this time, before any recoveries from insurance, third party contributions by other responsible parties including the federal government, is estimated to be $21 million. The Company has established a receivable in the amount of $11 million for expected reimbursement or recovery for environmental claims, costs and expenses from third parties, insurance and federal government. The Company's policy and accounting for environmental matters is set forth in Note A and Note L of the Company's consolidated financial statements. Resolution of the environmental matters discussed above could have a material effect on a future period's income or cash flows if the Company is unsuccessful in obtaining reimbursement from other parties, including its insurance carriers, and is unable to recover such costs from the federal government. The Company believes that after recoveries from third parties, insurance carriers and the federal government, any net liability for which it may ultimately be responsible in excess amounts currently accrued, would not be material to the Company's financial condition and results of operations.

     During fiscal year 1995, the Company successfully negotiated an agreement with the federal government to recover certain environmental costs and expenses incurred in connection with the performance of government contracts in the forward pricing on certain of the Company's government contracts.

Employees

     The approximate number of employees of the Company on June 30, 1995, was 7,200 compared to 8,000 on June 30, 1994. Space Systems employees totaled approximately 3,200 on June 30, 1995, compared to 3,400 on June 30, 1994. Defense Systems employees totaled approximately 1,600 on June 30, 1995, reflecting the recognition and formation of the Company's Defense and Launch Vehicles Division. Fastening systems employees totaled approximately 1,700 on June 30, 1995, compared to 1,500 on June 30, 1994. Reduced employment levels, except for fastening systems, reflect lower levels of business activity in non-Shuttle related propulsion programs and the reorganization and formation of the Company's Defense and Launch Vehicles Division. Reductions in Shuttle-related employment reflect continuing improvements in production efficiencies. Ordnance-related employment levels are down due to closure of the Louisiana Army ammunition plants and low level of production activity at the Marshall, Texas, plant. Increased fastening systems employment levels reflect an acquisition and improved volumes for industrial fasteners.

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

Patents and Trademarks

     The Company has approximately 415 patents and patent applications, of which 317 relate to the Space and Defense Systems business segments, and 98 relate to the fastening systems segment. As a government contractor, the Company conducts independent research and development (IR&D) to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies (Contract R&D).

     Approximately 86 percent of the Company's patents in the Space and Defense Systems business segment were developed under Company funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under Contract R&D programs.

     The Space and Defense Systems business segment patents have the following remaining duration: approximately 74 percent of the patents have a duration of more than 10 years; 12 percent, 5-10 years; and 14 percent less than 5 years. Patent coverage includes propulsion system design, case, nozzle and propellants. Patents also cover gas generators, ordnance and flare-related products. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

     Fastening Systems segment patents have the following remaining duration: approximately 49 percent of the patents have a duration of more than 10 years; 29 percent, 5-10 years; and 22 percent less than 5 years. Major aerospace fastening systems covered by patents include the lightweight grooved proportional lock bolt with a remaining patent life of 7 years, and the "Unimatic" blind bolt with a remaining patent life of more than 10 years. The "Unimatic" blind rivet has a remaining patent life of 7 years. Major industrial fastening systems covered by patents include "Huck-Fit" lock bolts, "Magna-Lok" blind rivets, and "Magna-Grip" lock bolts with patent lives remaining of more than 10 years. Certain of the Company's fastener products are manufactured under licenses from competitors.

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

Customers

     The customers of the Space and Defense Systems business segment are primarily the federal government and its prime and subcontractors. Commercial propulsion customers, primarily in the light and medium launch vehicle market, are being developed but are not yet material to the Company's customer base. federal government contracts and subcontracts entered into by the Company, are by their terms, subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the federal government provided, directly and indirectly, approximately 72 percent of the Company's business in fiscal year 1995, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on its operations. No single non-government customer is material to the overall business conducted by the Company. Fastening systems customers are comprised of industrial and aerospace original equipment manufacturers and distributors, domestic and foreign, doing business with the Company on a purchase order basis. Foreign customers and sales base are developing but are not yet material to the Company's customer and sales base.

Backlog Orders

     The Company's backlog of propulsion systems orders on June 30, 1995, and June 30, 1994, was $2.3 billion and $2.5 billion, respectively. The NASA Space Shuttle solid rocket motor booster and related contracts comprise approximately 83 percent of the backlog. It is expected that approximately 30 percent of the orders in backlog on June 30, 1995, will be completed by June 30, 1996; and the remainder thereafter through fiscal year 2000. The backlog represents the value of contracts for which goods and services are to be provided and includes $.5 billion in government contracts for which funds have been approved. The backlog is believed to consist of firm contracts and although they can be changed or canceled, the amount of changes and cancellations for which the Company would not receive reimbursement is not expected to be materially significant to the Company's business. The contract backlog consists of a combination of cost plus award fee, cost plus fixed fee, cost plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Company's fastening systems backlog was approximately $45 million on June 30, 1995.


ITEM 2. PROPERTIES

     The Company operates manufacturing, research and development facilities at 15 locations, and administrative and sales offices, warehouses and service centers at approximately 22 locations worldwide. The Company considers its manufacturing facilities, warehouses, and other properties to be generally in good operating condition and suitable for their intended purposes. All Company-owned property is held in fee with no encumbrances. Company leased property obligations are set forth in Note M of the Company's consolidated financial statements.

     Selected key facilities at the Company's Utah Space Operations have been recently upgraded and modernized to achieve performance and operating efficiencies. The NASA facilities at Iuka, Mississippi ("Yellow Creek"), will not be developed for nozzle fabrication as the result of the Company's receipt of a notice of contract termination from NASA during fiscal year 1995 for the development of such facility. The Company's Space and Defense Systems business segment facilities are considered adequate and sufficient to meet operating needs.

     During fiscal year 1995, the Company reviewed capacity utilization for its strategic and tactical propulsion and ordnance product lines and consolidated and reorganized these operations into the Defense and Launch Vehicles Division. As a result of such restructuring, the Company's operations will be discontinued and facilities closed at Huntsville, Alabama and Carson City, Nevada during fiscal year 1996.

     Loading operations at the Shreveport, Louisiana, Army Ammunition plant have been completed. Under maintenance contracts with the United States Army, the Company maintains this plant in an inactive status. The Marshall, Texas, Army Ammunition plant is maintained under an agreement with the Army that permits the Company to compete and perform government ordnance contracts and commercial production.

     The Fastening Systems facilities are sufficient and adequate to meet anticipated improvements in the aerospace fastening market. Industrial fastening systems facilities were expanded in fiscal year 1995 to eliminate certain production constraints to improve production capabilities and lower costs. The Branford, Connecticut, facility was added as a result of an asset acquisition.

     During fiscal year 1995, additions to property, plant, and equipment totaled $33.8 million and the net property, plant and equipment added as the result of an acquisition totaled $4.8 million.

     The following table sets forth manufacturing locations and the approximate square footage.



                                      Buildings (000's Square Feet)

                           -----------------------------------------------------

Manufacturing Location           Company                  Government
      by Segment                  Owned        Leased       Owned         Total
- --------------------------------------------------------------------------------
Space and Defense Systems

Segments:(1)

Northern                           2,145          650          549        3,344

Elkton, Maryland                     378                                    378

Huntsville, Alabama(2)                32                       967          999

Shreveport, Louisiana                                        2,731        2,731

Marshall, Texas                                              1,408        1,408

Carson City, Nevada(2)               164                                    164

Fastening Systems Segment:

Domestic:

Branford, Connecticut                              65                        65

Carson, California                                153                       153

Kingston, New York                                105                       105

Lakewood, California                              114                       114

Tucson, Arizona                       76           10                        86

Waco, Texas                          371                                    371

International:

Us, France                            60                                     60

Osterode, Germany                                   25                       25

Shropshire, United Kingdom            50                                     50




- -------------------

     (1) The Company's Space and Defense Systems business segments share facilities in Northern Utah and Elkton, Maryland.

     (2) Closure of these facilities is expected to be completed during fiscal year 1996.

ITEM 3. LEGAL PROCEEDINGS

Litigation and Regulation

     Aetna Casualty & Surety Co., et., al. v. Pacific Engineering and Production Company of Nevada, et. al., Clark County, Nevada, District Court, filed on September 16, 1988, was settled on September 13, 1992, upon payment into escrow by all defendants of agreed upon settlement amounts. These claims resulted from explosions which occurred on May 4, 1988, at the ammonium perchlorate (AP) plant of defendant Pacific Engineering located in Henderson, Nevada. Some of the explosions involved AP manufactured pursuant to orders from the Company for use in Space Shuttle solid rocket motors. Plaintiffs alleged that the Company was responsible, at least in part, for the design and operation of certain storage equipment and activities at the Pacific Engineering plant. The Company's settlement contribution of $18.7 million was funded by its aircraft products liability carrier under a continuing partial reservation of rights. During fiscal year 1995, the Company, the insurance carrier, and the federal government concluded a settlement of all outstanding insurance coverage issues without additional liability to the Company, bringing this litigation to a final conclusion.

     McDonnell Douglas v. Thiokol Corporation, United States District Court, Central District of California, was filed in July 1992 by plaintiff claiming damages of $17 million for breach of warranty and tort damages, plus about $19 million in prejudgment interest. The action is based upon the failure in 1984 of two STAR 48 satellite placement motors, manufactured to plaintiff's specifications at the Company's Elkton division, to lift telecommunication satellites into geosynchronous orbit. In its action, plaintiff seeks recovery of its costs incurred to conduct its failure analysis and motor redesign. These two STAR 48 motors were the subject of litigation brought by different plaintiffs in California state courts and resolved in favor of the Company. The courts determined the Company did not negligently manufacture the STAR 48 motors and that there was no cause of action against the Company for breach of warranty. The Company is defending the present suit under an agreement with its insurance carrier pursuant to which past and future costs of defense are being reimbursed subject to a reservation of rights. Although the damage claim is not covered by insurance and the ultimate outcome of the current litigation is uncertain at this time, the Company believes it has substantial legal defenses and that the outcome of this suit will not have a material adverse effect on the financial condition of the Company. The action originally scheduled for trial during the fall of 1994 has been postponed and rescheduled a number of times by the Court, with a new trial date set for the fall of 1995.

Miscellaneous.

     The  Company  is  involved  in  a  number  of  other   pending   legal  and
administrative proceedings which are not expected individually or in the aggregate to have a material adverse effect upon the Company's financial condition.

     Depending on the amount and the timing of an unfavorable resolution of these matters, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1995.


EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3. to Item 401(b) of Registration S-K)

     Generally, Executive Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders. The officers generally serve until the next such meeting, or until their successors are elected and qualified. The next Annual Meeting of Stockholders will be held on October 26, 1995.

     The Executive Officers of the Company on June 30, 1995, were:

                                      Positions Held During Past Five
Name and Age                          Years and Terms of Office
- ------------                          -------------------------

James R. Wilson (54). . . . . . . . . President and Chief  Executive Officer
                                      since October 1993; Executive Vice
                                      President,  Chief Financial  Officer
                                      and Treasurer  (1992-October  1993);
                                      Vice President and Chief Financial
                                      Officer (1989-92).

Richard L. Corbin (49). . . . . . . . Senior Vice President and Chief Financial
                                      Officer since May 1994; Chief Financial
                                      Officer and Vice President, Administration
                                      Space Systems Division of General
                                      Dynamics Corporation (1976-94).

                                      Positions Held During Past Five
Name and Age                          Years and Terms of Office
- ------------                          -------------------------

H George Faulkner (51). . . . . . . . Vice President Fastening Systems, since
                                      October 1994, President Huck Interna-
                                      tional, Inc., a company subsidiary since
                                      1991; President of Huck Manufacturing
                                      Co. (1983-91).

James E. McNulty (51). . . . . . . . .Executive Vice President Human Resources
                                      and Administration since 1991; Vice Presi-dent Human Resources (1989-91).

Joseph A. Lombardo (62). . . . . . . .Vice President Space Operations since
                                      April  1992; (1989-April 1992) Assistant
                                      General Manager Space Operations; prior
                                      to 1989, NASA Marshall Space Flight
                                      Center.

Winston N. Brundige (50). . . . . . . Vice President and General Manager,
                                      Defense and Launch Vehicles Division
                                      since July 1994; Vice President and Divi-sion Manager Elkton Division (1991-June
                                      1994); Director of Production (1990-91).

R. Robert Harris (61). . . . . . . . .Vice President and General Counsel since
                                      1989.

Robert K. Lund (57). . . . . . . . . .Vice President, Science and Engineering
                                      and Technical Director since 1991; Tech-nical Director Advanced Technology (1989-91).

Luther C. Johnson (55). . . . . . . . Vice President and General Manager
                                      Ordnance Operations since 1992; Vice
                                      President Tactical Operations (1987-92).

Royce W. Searle (62). . . . . . . . . Vice President and Controller since 1989.

Nicholas J. Iuanow (35). . . . . . . .Treasurer since 1994; Assistant  Treasurer of the Company (1989-93).

Edwin M. North (50). . . . . . . . . .Secretary since 1990.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS


     Information concerning the market for the Company's common equity and related security holder matters is included in the section "Dividends and Recent Market Prices" and "Quarterly Financial Highlights" on page 47 of the Company's Annual Report to Stockholders for fiscal year 1995, and is incorporated herein by reference in Exhibit Number 13. As of August 31, 1995, there were 6,499 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five fiscal years ended June 30, 1995, is included on page 48 of the Company's Annual Report to Stockholders for fiscal year 1995 and is incorporated herein by reference in Exhibit Number 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years ended June 30, 1995, is included on pages 43 through 46 of the Company's Annual Report to Stockholders for fiscal year 1995 and is incorporated herein by reference in Exhibit Number 13.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company as of June 30, 1995 and 1994, and the consolidated statements of income, cash flows, and stockholders' equity for each of the three years for the periods ended June 30, 1995, 1994, and 1993 and notes to consolidated financial statements are included on pages 29 through 42 of the Company's Annual Report to Stockholders for fiscal year 1995 and are incorporated herein by reference in Exhibit Number 13.

     Quarterly financial highlights are included on page 42 of the Company's Annual Stockholders' Report to Stockholders for the fiscal year ended June 30, 1995, and are incorporated herein by reference in Exhibit Number 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None


                                    PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and nominees for director is included on pages 4 through 5 of the Company's definitive Proxy Statement dated September 22, 1995 and is incorporated herein by reference. Information concerning disclosure of delinquent files pursuant to Item 405 of Regulation S-K is set forth on page 8 of the Company's definitive Proxy Statement dated September 22, 1995, and is incorporated herein by reference.

     Information concerning the Company's Executive Officers is included on pages 14 through 15 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation for fiscal year 1995 is included on pages 9 through 13 of the Company's definitive Proxy Statement dated September 22, 1995, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning beneficial ownership of the Company's common stock is included on page 8 of the Company's definitive Proxy Statement dated September 22, 1995, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions is included on page 14 of the Company's definitive Proxy Statement dated September 22, 1995, and is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED AS PART OF THIS REPORT

     1. Financial Statements

     The following consolidated financial statements are included on pages 28 through 42 the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1995, and are incorporated herein by reference in Exhibit Number 13:

          Consolidated Statements of Income -- Years ended June 30, 1995, 1994, and 1993.

          Consolidated Balance Sheets -- June 30, 1995, and June 30, 1994.

          Consolidated Statements of Cash Flows -- Years ended June 30, 1995, 1994, and 1993.

          Consolidated Statements of Stockholders' Equity -- Years ended June 30, 1995, 1994, and 1993.

          Notes to Consolidated Financial Statements.

          Management's Report on Financial Statements.

          Report of Ernst & Young LLP, Independent Auditors.

     2. Financial Statement Schedules

     All schedules for which provision is made under the applicable accounting regulation of the Securities and Exchange Commission are omitted as they are either not required under the related instructions or are otherwise inapplicable.

     3. Index to Exhibits

     Exhibit
     Number                      Description
     -------                     -----------

     (3)     Certificate of Incorporation and By-Laws.

             3.01   Restated   Certificate  of  Incorporation  of  the  Company,
                    effective July 3, 1989: Incorporated by reference as Exhibit 3 to Form 10-K for fiscal year ended June 30, 1989.

             3.02 Amended By-Laws of the Company: Incorporated by reference to Annex IV to Proxy Statement/Prospectus dated May 22, 1989, for Special Stockholders meeting held June 23, 1989.

             3.03 Amended By-Laws of the Company June 19, 1993, increasing Board of Directors: Incorporated by reference as Exhibit 3 to Form 10-K for fiscal year ended June 30, 1993.

     (4) Instruments defining the rights of security holders including indentures.

             4.01 Rights Agreement dated January 26, 1989, between the Company and The First National Bank of Chicago: Incorporated by reference to Exhibit 1 to Form 8-A dated February 8, 1989.

             4.02 Amendment dated June 22, 1989, to Rights Agreement between the Company and The First National Bank of Chicago:
                    Incorporated  by  reference  to  Exhibit 2 to Form 8-K dated
                    1989.

             4.03 Amendment No. 2 to Rights Agreement dated January 18, 1990, between the Company and The First National Bank of Chicago:
                    Incorporated by reference to Exhibit 3 to Form 8-K dated January 18, 1990.

             4.04   See Exhibits 3.01, 3.02 and 3.03 above.

     (10)    Material contracts.

             10.01 (1)Key Executive Long-Term Incentive Plan effective for fiscal year 1990: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

     Exhibit
     Number                      Description
     -------                     -----------

             10.02 (1)Key Executive Long-Term Bonus Plans effective fiscal year 1991: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1991.

             10.03 (1)Key Executive Annual Bonus Plan (Plan 1) effective for fiscal year 1990: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

             10.04  (1)Staff  Annual Bonus Plan  effective for fiscal year 1991:
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

             10.05 (1)Staff Executive Annual Bonus Plan (Plan 2) effective for fiscal year 1990: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

             10.06 (1)1989 Stock Awards Plan: Incorporated by reference to Annex VI to Proxy Statement/Prospectus dated May 22, 1989, for Special Stockholders Meeting held June 23, 1989.

             10.07 (1)1989 Stock Awards Plan as amended by stockholder approval October 15 1993: Incorporated by reference to the definitive Proxy Statement dated September 11, 1992.

             10.08 (1)Survivor Income Benefits Plan, amended through March 24, 1983: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

             10.09 (1)Arrangements, whereby the Company compensates its independent auditors for tax services to certain key executives, for which there is no written document:
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

             10.10 (1)Form of Employment Agreement between the Company and certain of its executive officers including the Chief Executive Officer and the other four highest paid executive officers: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

     Exhibit
     Number                      Description
     -------                     -----------

             10.11 (1)Amended Form of Employment Agreement between certain of its executive officers including the five most highly compensated: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

             10.12 (2)Consulting Agreement effective July 1, 1993, as amended, between the Company and U. Edwin Garrison, the terms of which are described and are incorporated by reference from the 1994 Proxy Statement dated September 23, 1994.

             10.13  Note   Agreement   $120,000,000   dated   June   19,   1990:
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

             10.14 Credit Agreement dated 09/30/93 among Thiokol Corporation and The First National Bank of Chicago, Bank of America National Trust and Savings Association, NBD Bank, N.A. and The Northern Trust Company: Incorporated by reference as
                    Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

             10.15 (1)(2)Thiokol Corporation Pension Plan (Second Restatement Effective January 1, 1989): Incorporated by reference as
                    Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

             10.16 (1)(2)Thiokol Corporation Supplemental Executive Retirement Plan (Effective July 1, 1992): Incorporated by reference as
                    Exhibit 10 to Form 10-K for fiscal year ended June 30, 1992.

             10.17  Huck  International,  Inc. Personal  Retirement Account Plan
                    (Second  Restatement  Effective  as  of  January  1,  1992):
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1995.

             10.18 Huck International, Inc. Supplemental Executive Retirement Plan (Effective January 1, 1992): Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1995.

     Exhibit
     Number                      Description
     -------                     -----------

             (11)   Statement re computation of per share earnings.

                    Statement re computation of per share earnings of the Company and subsidiaries for the three years ended June 30, 1995, 1994 and 1992.

             (13)   Annual Report to security holders.

                    Applicable sections of the Annual Report to Stockholders of the Company for fiscal year 1995 incorporated by reference.

             (22)   Subsidiaries of the registrant.

                    Subsidiaries of the Company.

             (24)   Consents.

                    Consent of Ernst & Young LLP, independent auditors.

             (27)   Financial Data Schedule.

     (b)  REPORTS ON FORM 8-K

             None.

- -------------

     (1)Participation by the Company's Chief Executive Officer and four most highly compensated Executive Officers as a group in the compensation plans identified in Exhibit 10 described on page 9 in the Company's definitive Proxy Statement dated September 22, 1995, which description is incorporated herein by reference. Each management contract or compensatory plan or arrangement required to be filed as an Exhibit to this Form 10-K pursuant to Item 14c.

     (2)A description of these contracts are set forth in the Company's definitive Proxy Statement dated September 22, 1995, and are filed as Exhibits pursuant to Form 10-K, Part IV, Item 14(a)3.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 25th day of September 1995.

                                                THIOKOL CORPORATION
                                                    (Registrant)



                                                s/Richard L. Corbin
                                           By__________________________
                                                 Richard L. Corbin
                                             Senior Vice President and
                                              Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 25th day of September 1995.

           SIGNATURE                                     TITLE

     s/James  R.  Wilson
- -----------------------------           President, Chief Executive Officer and
     James  R.  Wilson                  Director (Principal Executive Officer)


     s/Richard L. Corbin                Senior Vice President and Chief
- -----------------------------           Financial Officer (Principal Financial
     Richard L. Corbin                  Officer)

     s/Royce W. Searle                  Vice President and Controller
- -----------------------------           (Principal Accounting Officer)
     Royce W. Searle


    s/U. Edwin Garrison
- -----------------------------           Director, Chairman of the Board
      U. Edwin Garrison
    s/Neil A. Armstrong
- -----------------------------           Director
    Neil A. Armstrong


    s/James R. Burnett
- -----------------------------           Director
    James R. Burnett


   s/Michael P.C. Carns
- -----------------------------           Director
   Michael P.C. Carns


   s/Edsel D. Dunford
- -----------------------------           Director
   Edsel D. Dunford


   s/L. Dennis Kozlowski
- -----------------------------           Director
   L. Dennis Kozlowski


   s/Charles S. Locke
- -----------------------------           Director
   Charles S. Locke


   s/James M. Ringler
- -----------------------------           Director
   James M. Ringler


   s/Donald C. Trauscht
- -----------------------------           Director
   Donald C. Trauscht


                                                                     EXHIBIT 11


                 STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                              THIOKOL CORPORATION

                     (in thousands, except per share data)


                                                         Year Ended June 30
                                                   ---------------------------
                                                   1995       1994        1993
                                                   ----       ----        ----

Primary

     Average shares outstanding:                  18,538     19,658     20,068

     Additional shares assuming exercise of
     dilutive stock options--based on
     treasury stock method using average
     market prices:                                  256        315        316
                                                  ------      -----      -----

     Total shares:                                18,794     19,973     20,384
                                                  ======     ======    =======

     Net (loss) income:                          $47,463    $(3,515)   $63,797

     (Loss) earnings per share:                  $  2.53    $  (.18)   $  3.13
                                                 =======    ========   =======


Fully Diluted

      Average shares outstanding:                 18,538     19,658     20,068

      Additional shares assuming exercise of
      dilutive stock options--based on
      treasury stock method using the year-end
      market price, if higher than average
      market price:                                  326        315        641
                                                  ------     ------     ------

      Total shares:                               18,864     19,973     20,709
                                                  ======     ======     ======

      Net (loss) income:                         $47,463    $(3,515)   $63,797

      (Loss) earnings per share:                 $  2.52    $  (.18)   $  3.08
                                                 =======    ========   =======


                                                                  EXHIBIT (22)





                      SUBSIDIARIES OF THIOKOL CORPORATION


     The following is a list of operating subsidiary corporations of the Company as of June 30, 1995. Certain subsidiaries not considered significant have been omitted.


                                                               State or Other
                                                                 Jurisdiction
Subsidiary                                                    of Incorporation
- ----------                                                    ----------------

Huck International, Inc.........................................Delaware

Huck S.A........................................................France

Huck International GmbH & Co....................................Germany

Huck International Ltd..........................................United Kingdom

                                                                  EXHIBIT (24)






                        Consent of Independent Auditors


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Thiokol Corporation of our report dated July 31, 1995, included in the 1995 Annual Report to Shareholders of Thiokol Corporation.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-18630, 33-2921, 33-10316, 2-76672, 2-90885 and
33-38322) pertaining to certain Retirement Savings and Investment Plans and Stock Option Plans of Thiokol Corporation of our report dated July 31, 1995, with respect to the consolidated financial statements of Thiokol Corporation incorporated by reference in the Annual Report (Form 10-K) of Thiokol Corporation for the year ended June 30, 1995.



                                   ERNST & YOUNG LLP


Salt Lake City, Utah
September 22, 1995