Form 10-Q
period 1995-09-30
THIOKOL CORP /DE/
filed 1995-11-08
CIK 68366

FORM 10-Q


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

(Mark One)
     [X]  QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
EXCHANGE ACT OF 1934 For the quarterly period ended      September 30, 1995
                                                   -----------------------------
                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                             to
                              ----------------------------     -----------------
Commission file number                     1-6179
                       ---------------------------------------------------------

                                     THIOKOL CORPORATION
        --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

         Delaware                                    36-2678716
------------------------------------        ---------------------------------
     (State or other jurisdiction of             (I.R.S. Employer
      incorporation or organization)              Identification No.)


                 2475 Washington Blvd., Ogden, Utah 84401-2398
              ------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code...............(801) 629-2052
                                                                 ---------------

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----    -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                              Outstanding at October 31, 1995
------------------------------                -------------------------------
Common Stock, $1.00 par value                             18,285,370

                              THIOKOL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q



                                     INDEX

                                                                   Page
                                                                   ----

PART I.  FINANCIAL INFORMATION
------------------------------

Item 1. Financial Statements

          Consolidated Statements of Operations - Three months
            ended September 30, 1995 and 1994                        3

          Consolidated Balance Sheets -
            September 30, 1995 and June 30, 1995                     4

          Consolidated Statements of Cash Flows - Three
            months ended September 30, 1995 and 1994                 5

          Notes to Consolidated Financial Statements                 6


Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        9-12


PART II. OTHER INFORMATION
--------------------------

Item 4. Submission of Matters to a Vote of Security Holders          13

Item 6. Exhibits and Reports on Form 8-K                             13


SIGNATURES                                                           14

                         PART I - FINANCIAL INFORMATION


Item 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

                              THIOKOL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                  Three Months Ended
                                                     September 30
                                                  ------------------
                                                    1995      1994
                                                  -------    -------

 Net sales                                        $222,943  $238,151

 Operating expenses:
   Cost of sales                                   180,739   192,539
   General and administrative                       16,916    16,947
   Research and development                          3,182     2,910
                                                   -------  --------
                                                   200,837   212,396

Income from operations                              22,106    25,755

  Interest income                                      575       568
  Interest expense                                     701     2,707
                                                   -------   -------

  Income before income taxes                        21,980    23,616

Income taxes                                         8,792     9,328
                                                   -------   -------

Net income                                         $13,188   $14,288
                                                   =======   =======

Net income per share                               $   .71   $   .76
                                                   =======   =======

Dividends per share                                $   .17   $   .17
                                                   =======   =======

Average number of common and common
  equivalent shares outstanding                     18,561    18,927
                                                   =======   =======




See notes to consolidated financial statements


                              THIOKOL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)


                                                                 September 30          June 30
                                                                    1995                 1995
                                                                 ------------          --------
                                                                 (Unaudited)

      ASSETS
      Current assets
        Cash and cash equivalents                                  $ 74,082            $ 13,216
        Receivables                                                 180,865             268,070
        Inventories                                                 134,597             134,984
        Prepaid expenses                                             10,043               4,191
                                                                   --------            --------
          Total current assets                                      399,587             420,461

      Property, plant and equipment, at cost
        less allowances for depreciation                            291,471             297,551

      Other assets
        Costs in excess of net assets of businesses
          acquired, less amortization                               28,487              28,748
        Patents and other intangible assets                         18,346              19,004
        Other noncurrent assets                                     41,761              44,921
                                                                  --------            --------
                                                                  $779,652            $810,685
                                                                  ========            ========

      LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities
        Short-term debt                                            $ 33,655            $ 62,819
        Accounts payable                                             34,191              38,530
        Accrued compensation                                         35,574              43,424
        Other accrued expenses                                       52,498              52,903
        Current portion of deferred income taxes                      5,036               5,026
                                                                    -------            --------
          Total current liabilities                                 160,954             202,702

      Long-term debt                                                  2,388               2,521
      Accrued retiree benefits                                       72,947              72,762
      Deferred income taxes                                          26,956              26,763
      Accrued interest and other non-current liabilities            101,531             102,206

      Stockholders' equity
        Common Stock (par value $1.00 per share)
          Authorized - 200,000 shares
          Issued - 20,455 shares including shares in Treasury        20,538              20,538
        Additional paid-in capital                                   44,483              44,536
        Retained earnings                                           409,166             399,084
                                                                    -------             -------
                                                                    474,187             464,158


        Less cost of common stock in Treasury
          2,256 shares, September 30, 1995 and
          2,299 shares, June 30, 1995                               (59,311)            (60,427)
                                                                    -------             --------
             Total stockholders' equity                             414,876              403,731
                                                                   --------             --------
                                                                   $779,652             $810,685
                                                                   ========             ========

   See notes to consolidated financial statements



                              THIOKOL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN THOUSANDS)

                                                                     Three Months Ended
                                                                        September 30
                                                                     --------------------
                                                                      1995         1994
                                                                     ------       -------

Operating Activities
Net income                                                         $ 13,188      $ 14,288
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Depreciation and amortization                              8,874         9,313
           Changes in operating assets and liabilities:
             Receivables                                             86,381        40,884
              Inventories and prepaid expenses                       (6,333)       (4,211)
              Accounts payable and accrued expenses                 (13,710)      (10,371)
              Income taxes                                            1,790         4,432
              Other                                                   4,470        (7,362)
                                                                    -------      --------
                 Net cash provided by operating activities           94,660        46,973


Investing Activities
Purchases of property, plant and equipment (net)                     (3,633)       (9,175)

Financing Activities
Net change in short-term debt                                       (28,034)        1,362
Repayment of long-term debt                                             (84)          (35)
Dividends paid                                                       (3,106)       (3,164)
Purchase of common stock for treasury                                              (5,838)
Stock option transactions                                             1,063           652
                                                                    -------       -------
                 Net cash used for financing activities             (30,161)       (7,023)
                                                                    -------       -------

Increase in cash and cash equivalents                                60,866        30,775
Cash and cash equivalents at beginning of year                       13,216        40,129
                                                                    -------       -------
Cash and cash equivalents at end of period                          $74,082       $70,904
                                                                    =======       =======



See notes to consolidated financial statements

                              THIOKOL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)


Basis of  Presentation
----------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1995, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Receivables
-----------

The components of receivables are as follows:

                                                      Sept 30          June 30
                                                        1995             1995
                                                      -------          -------


Receivables under U.S. Government contracts
  and subcontracts                                   $123,705         $128,409
Income tax refund receivable and related interest       5,731           85,351
Accounts receivable                                    48,125           50,517
Other current receivables                               3,304            3,793
                                                     --------         --------
                                                     $180,865         $268,070
                                                     ========         ========


Receivables under U.S. Government contracts and subcontracts include unbilled costs and accrued profits which consist principally of revenues recognized on contracts for which billings have not been presented. Such amounts are billed on the basis of contract terms and delivery schedules.

Cost and incentive-type contracts and subcontracts are subject to Government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees of $38.1 million have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all of the cost management award fees remain at risk until completion of the current contract and final NASA review. The current RSRM contract is expected to be completed not earlier than fiscal year 2000. Unanticipated problems which erode cost management performance could cause a reversal of some or all of the amounts previously recognized and would be offset against NASA receivable amounts or be directly reimbursed.

                              THIOKOL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)



Inventories
-----------

Inventories are stated at the lower of cost or market. Space systems and defense systems inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, less related progress payments received. Inventories for the fastening systems segment are determined by the first in, first out (FIFO) method.

Inventories are summarized as follows:


                                                Sept 30      June 30
                                                  1995         1995
                                                --------     -------


Finished goods                                 $ 69,011     $ 61,461
Raw materials and work-in-progress               49,493       52,893
Inventoried costs related to U.S.
  Government and other long-term
  contracts                                      22,852       27,768
Progress payments received on
  long-term contracts                            (6,759)      (7,138)
                                               --------     --------
                                               $134,597     $134,984
                                               ========     ========



Operations by Industry Segment
------------------------------

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

The fastening systems segment consists of specialty fastening systems for a broad range of aerospace and industrial applications worldwide.



                              THIOKOL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 (IN THOUSANDS)



                                                  Three Months Ended
                                                     September 30
                                               -------------------------
                                                  1995            1994
                                               ---------        --------

Net sales
  Space Systems                                $106,130         $112,654
  Defense Systems                                60,036           75,907
  Fastening Systems                              56,777           49,590
                                               --------         --------
Consolidated net sales                         $222,943         $238,151
                                               ========         ========


Segment operating profit
  Space Systems                                $ 14,643         $ 13,270
  Defense Systems                                 5,067            9,290
  Fastening Systems                               4,016            4,545
                                               --------         --------
    Segment operating profit                     23,726           27,105
  Interest income                                   575              568
  Interest expense                                 (701)          (2,707)
  Unallocated corporate expense                  (1,620)          (1,350)
                                               --------         --------
Consolidated income before income taxes        $ 21,980         $ 23,616
                                               ========         ========



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net income for the first quarter ended September 30, 1995, was $13.2 million or $.71 per share, an 8 percent decrease compared to $14.3 million or $.76 per share last year. Sales for the quarter of $222.9 million decreased 6 percent when compared to $238.2 million last year.

The decrease in net income for the quarter resulted from the recognition last year of a $5.8 million pre-tax pension curtailment gain associated with the downsizing of certain defense operations. The current quarter was also impacted by lower operating levels at the government-owned, contractor operated Army ammunition plants (GOCO's), costs associated with facility closures and related program requalification, and lower fastening systems income. The quarter was favorably affected by higher cost management incentive fees recognized on the Space Shuttle Reusable Solid Rocket Motor
(RSRM) program, higher defense systems operating margins (excluding the pension curtailment gain last year) and lower interest expense.

The 6 percent sales decline reflected a continuing decrease in defense sales including lower operating levels at the GOCO's and decreased Trident missile program sales, and a small reduction in RSRM sales. Partially offsetting the decrease were higher fastening systems sales.

Space systems sales of $106.1 million declined $6.5 million or 6 percent from the prior year while income of $14.6 million increased 10 percent over $13.3 million last year. The sales decrease is due to a reduction in the RSRM production rate from 8 to 7 flights per year, continued cost reductions and increased efficiency. The rise in income reflected continued effective cost management performance on the RSRM program and resulted in $2.5 million of additional cost management incentive fee recognized over last year. Approximately $1.9 million of the $2.5 million of additional fee recognized over last year related to fee earned on prior years' costs. The Company continuously evaluates actual and forecasted RSRM cost performance and anticipates further cost management incentive fee increases during fiscal year 1996.

Defense systems sales decreased 21 percent to $60 million while income of $5.1 million declined 45 percent from last year. The decline in sales reflected a significant decrease in GOCO sales and a lower rate of Trident missile production. Current quarter income was lower as a result of recognition last year of a $5.8 million pre-tax pension curtailment gain, lower GOCO sales, and the recognition of $1 million of costs associated with facility closures. Partially offsetting the decrease in income was $1.7 million of Trident program incentive fee recognized in 1996 versus no fee last year and higher HARM program income. Defense systems income, excluding the curtailment gain last year, would have risen $1.6 million or 45 percent compared to 1995.

Fastening  systems  sales of $56.8  million  increased  14 percent from $49.6 million in 1995 while income of $4 million decreased 12 percent from $4.5 million last year. The sales increase included sales of $4.1 million from a small acquisition in the third quarter of 1995, higher domestic aerospace sales and improved aerospace and industrial international revenues. Income for the quarter was negatively impacted by continued losses at the Lakewood, California facility resulting from high production and qualification costs, and a significant decline in income from foreign operations.

Interest expense decreased $2 million as a result of the early retirement of $85 million of long-term debt in last year's third quarter.

The Company recorded a $61.4 million pre-tax restructuring charge in 1995 in response to declining defense systems revenues and excess manufacturing capacity. The charge included a write down of long-lived assets, an estimated loss on the disposition of fixed assets from two manufacturing facilities which will close in 1996, and a cash charge for costs related to the facility closures including employee termination costs. During the first quarter ended September 30, 1995, the Company paid $.3 million of employee termination costs which were accrued in 1995 as part of the restructuring.

During the quarter, sales and profit derived from production of and services for the RSRM accounted for approximately 46 percent of consolidated net sales and 65 percent of consolidated operating income. The current contract with NASA extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2000. Current long-term NASA planning includes a follow-on RSRM contract. Last year NASA reduced the RSRM production flight rate from 8 to 7 per year. The impact on future revenues from the annual launch rate decrease will be minimal. The Company's contract to perform RSRM processing work at the Kennedy Space Center (KSC) was not renewed and was completed during the current quarter. Revenues and profits projected to be lost from the processing contract at KSC in 1996 are $21.7 and $1.6 million, respectively. In addition to the reduced launch rate and termination of the KSC contract, NASA's continued emphasis on cost containment to control its budget combined with the Company's emphasis on cost reductions should produce a decrease in RSRM sales in fiscal year 1996. However, contract incentives to reduce costs over the life of the contract should result in higher incentive fees in the future based on actual and anticipated contract cost performance. As a result of the 1995 restructuring, space systems income will be negatively impacted in 1996 by approximately $6 million of costs to transfer equipment from the Huntsville, Alabama plant and to requalify the Castor IV program at the Company's Northern Utah facility. During the first quarter, $.4 million of Castor IV requalification costs were incurred.

Due to reductions in U.S. Government defense spending, the Company expects its defense systems sales and income to decline in fiscal years 1996 and 1997. Trident sales and profits will decrease from 1995 levels due to a reduction in missile production. Standard Missile, Patriot, Sidewinder and Hellfire motor production will be substantially completed during 1996. Decreased defense spending has created a highly competitive pricing environment for tactical programs and has significantly reduced new program opportunities. The propulsion industry continues to be characterized by overcapacity.

All U.S. Army directed production at the GOCO's was completed in 1995. Both of the GOCO plants are being maintained under a facilities contract. Sales and profits from the GOCO plants will decline significantly in 1996.

On August 15, 1995, the first flight of the Lockheed Launch Vehicle, which included a Thiokol Castor 120(R) first stage motor, was destroyed by safety officials when the vehicle went out of control during flight. The cost of the Castor 120(R) motor was recovered by the Company through insurance. Investigating teams have identified a number of changes with the flight system that will be made prior to the next planned flight currently scheduled for June of 1996. The changes are not expected to have a material effect on the production cost of the flight system.

Fastening systems sales and income are anticipated to increase over 1995. Sales and income from domestic industrial fasteners, which achieved record levels in 1995, are projected to decrease slightly due to a slowdown in the transportation markets. Domestic aerospace fastener revenues and operating margins (excluding the Lakewood, California facility) should increase significantly over 1995 as the commercial aircraft build rates stabilize after several years of decreases. A prolonged strike at The Boeing Company would negatively impact domestic aerospace operating results. Losses at the Lakewood, California aerospace facility, which was purchased in 1994, have resulted from higher than anticipated production costs due to recent stringent customer interpretations of its long-existing specifications and to the associated manufacturing inefficiencies. Additional losses at the Lakewood facility are anticipated to continue into the third quarter of fiscal year 1996. International operating margins have been negatively impacted by an increase in low margin product sales and new product marketing costs.

The Internal Revenue Service has completed its examination of federal income tax returns for fiscal years 1986 through 1989. Based upon preliminary understandings, the Company anticipates a tax refund including interest of an amount substantially less than the $85.4 million tax refund booked in 1995. A portion of the anticipated refund will be recognized as income when the audit is finalized.


Liquidity and Capital Resources
-------------------------------

Net cash flow from operations for the first quarter was $94.7 million compared to $47 million in fiscal year 1995. The difference resulted principally from a $86.4 million decrease in receivables in 1996 compared to a $40.9 million decrease last year. The significant decrease in 1996 resulted from the collection of $79.6 million of income tax refunds.

Investing activities consisted of purchases of property, plant and equipment of $3.6 million compared to $9.2 million in 1995. The decrease resulted primarily from capital spending last year at the Yellow Creek nozzle facility. Due to budget considerations, NASA terminated construction of the Yellow Creek facility during the fourth quarter of last year. The Company has contracted with the U.S. Government to purchase Air Force Plant 78 in Northern Utah for approximately $6.5 million during the second quarter.

Cash flow used for financing activities of $30.2 million increased from $7 million last year. The increase was due to the reduction of $28 million of short-term debt during the quarter. No repurchases of common stock were made during the quarter compared to $5.8 million last year. Under the current 1.5 million repurchase authorization 750,000 shares remain to be repurchased as considered appropriate by the Company.

Thiokol's current ratio at September 30, 1995 of 2.5 increased from 2.1 at June 30, 1995. Working capital at September 30, 1995, of $238.6 million increased $20.9 million since June 30, 1995. The Company's debt to equity ratio at September 30, 1995, declined to 9 percent.

The Company has current outstanding authorizations for capital expenditures of approximately $55 million.

On October 12, 1995, Thiokol announced the formation of a jointly owned affiliate to acquire Howmet Corporation and certain of its affiliates for approximately $750 million. Howmet, headquartered in Greenwich, Connecticut with annual revenues of approximately $900 million, manufactures precision castings used primarily for jet aircraft and industrial gas turbine engine components. Thiokol is teaming with The Carlyle Group, a private merchant bank with substantial holdings in the aerospace and defense industry, to purchase Howmet. Carlyle will own 51 percent of the new company and Thiokol will own 49 percent and have an option to purchase all of Carlyle's interest in Howmet after three years. The jointly owned company intends to finance the $750 million purchase price and transaction costs of approximately $25 million using common share equity investments of approximately $100 million from each partner, a $50 million non voting preferred equity investment from Thiokol, and approximately $525 million of debt. The debt will be non-recourse to Thiokol and Carlyle. Thiokol will account for its 49 percent investment using the equity method. Thiokol will finance its investment of approximately $150 million in the new company through cash on hand and existing credit facilities. The sale closing is anticipated in December of 1995.

Future estimated cash flow from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, stock repurchase program and investment in the aforementioned joint venture for the current fiscal year. The Company is currently in the process of filing a shelf registration statement with the Securities and Exchange Commission for the possible issuance of debt securities for long-term financing as considered appropriate. As of September 30, 1995, the Company had available revolving credit facilities of $140 million of which $115 million remained unused.

                          PART II - OTHER INFORMATION



Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


The Annual Meeting of Stockholders of the Company was held on October 26, 1995. During the meeting stockholders voted for the following:

1)  Election of Directors:

          Name                               For                     Withheld
--------------------------               ----------                 ----------
U. Edwin Garrison                        16,302,625                   53,849
James R. Wilson                          16,313,959                   42,515
Edsel D. Dunford                         16,312,621                   43,853

Other members of the Board of Directors  who continue in office  include Neil
A. Armstrong, Michael P.C. Carns, L. Dennis Kozlowski, Charles S. Locke, James M. Ringler, and Donald C. Trauscht.

2) By a vote of 16,317,155 to 18,796 Ernst & Young was reappointed as the Company's independent auditors for the fiscal year ending June 30, 1996.

It was announced at the Annual Meeting that the Board of Directors has named James R. Wilson chairman of the board effective October 26, 1995. Mr. Wilson currently serves as president and chief executive officer and as a director of the Company. He will continue as president and chief executive officer in addition to that of chairman. U. Edwin Garrison, who served as chairman of the board since July 1991, will continue as a board member.





Item 6. EXHIBITS AND REPORTS ON FORM 8-K


The Company filed one 8-K report during the quarter ended September 30, 1995. The item reported on the 8-K report was related to item 5 - Other Events; no financial statements were filed therewith. The 8-K report was related to the Company's income tax refund.

Subsequent to quarter end, an 8-K report was filed on October 12, 1995, relating to the Company's formation of a jointly owned affiliate to acquire Howmet Corporation.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THIOKOL CORPORATION
                                       -----------------------------------------
                                       (Registrant)



Date:  November 8, 1995                /s/ Richard L. Corbin
       ----------------                -----------------------------------------
                                       Richard L. Corbin,
                                       Senior Vice President and
                                       Chief Financial Officer


                                       /s/ Royce W. Searle
                                       -----------------------------------------
                                       Royce W. Searle
                                       Vice President and Controller