Form 10-Q
period 1995-12-31
THIOKOL CORP /DE/
filed 1996-02-13
CIK 68366

FORM 10-Q

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended              December 31, 1995
                               ----------------------------------------------
                                      OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to
                               --------------------------     ----------------
Commission file number                     1-6179
                       -------------------------------------------------------

                             THIOKOL CORPORATION
     --------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

              Delaware                                    36-2678716
----------------------------------          ----------------------------------
 (State or other jurisdiction of                      (I.R.S. Employe
  incorporation or organization)                       Identification No.)


                2475 Washington Blvd., Ogden, Utah 84401-2398
       ----------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

Registrant's telephone number, including area  code..........(801)629-2091
                                                             -------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 Yes   X      No
    ------       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

           Class                            Outstanding at January 31, 1996
-----------------------------               -------------------------------
Common Stock, $1.00 par value                        18,169,334

                             THIOKOL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q



                                    INDEX

                                                                                      Page
PART I.  FINANCIAL INFORMATION                                                        ----
------------------------------
Item 1.       Financial Statements

                     Consolidated Statements of Operations - Three months ended
                       and Six months ended December 31, 1995 and 1994                   3

                     Consolidated Balance Sheets -
                       December 31, 1995 and June 30, 1995                               4

                     Consolidated Statements of Cash Flows - Six
                       months ended December 31, 1995 and 1994                           5

                     Notes to Consolidated Financial Statements                          6


Item 2.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                              11


PART II. OTHER INFORMATION
--------------------------

Item 1.       Legal Proceedings                                                         15

Item 5.       Other Information                                                         15

Item 6.       Exhibits and Reports on Form 8-K                                          16


SIGNATURES                                                                              17





                       PART I - FINANCIAL INFORMATION



Item 1.  FINANCIAL STATEMENTS (UNAUDITED)
-----------------------------------------

                             THIOKOL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)



                                                                            Three Months Ended    Six Months Ended
                                                                                December 31          December 31
                                                                           -------------------   -------------------
                                                                             1995       1994       1995       1994
                                                                           --------   --------   --------   --------
Net sales ..............................................................   $209,897   $218,637   $432,840   $456,788

Operating expenses:
  Cost of sales ........................................................    175,461    176,322    356,200    368,861
  General and administrative ...........................................     17,461     17,855     34,377     34,802
  Research and development .............................................      3,087      4,031      6,269      6,941
  Restructuring ........................................................      5,906                 5,906
                                                                           --------   --------   --------   --------
                                                                            201,915    198,208    402,752    410,604

Income from operations .................................................      7,982     20,429     30,088     46,184

Interest income ........................................................     29,050        970     29,625      1,538
Interest expense .......................................................        814      2,730      1,515      5,437
                                                                           --------   --------   --------   --------
Income before income taxes .............................................     36,218     18,669     58,198     42,285

Income taxes ...........................................................     13,927      7,375     22,719     16,703
                                                                           --------   --------   --------   --------
Net income .............................................................   $ 22,291   $ 11,294   $ 35,479   $ 25,582
                                                                           ========   ========   ========   ========
Net income per share ...................................................   $   1.20   $    .60   $   1.91   $   1.36
                                                                           ========   ========   ========   ========
Dividends per share ....................................................   $    .17   $    .17   $    .34   $    .34
                                                                           ========   ========   ========   ========
Average number of common and common
  equivalent shares outstanding ........................................     18,550     18,755     18,555     18,841
                                                                           ========   ========   ========   ========

See notes to consolidated financial statements


                             THIOKOL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)

                                                                                              December 31   June 30
                                                                                                  1995        1995
                                                                                               ---------    ---------
      ASSETS                                                                                  (Unaudited)
      -------
      Current assets
        Cash and cash equivalents ..........................................................   $  10,639    $  13,216
        Receivables ........................................................................     176,342      268,070
        Inventories ........................................................................     113,391      134,984
        Deferred income tax assets .........................................................       6,297
        Prepaid expenses ...................................................................       5,239        4,191
                                                                                               ---------    ---------
          Total current assets .............................................................     311,908      420,461

      Property, plant and equipment, at cost
        less allowances for depreciation ...................................................     291,138      297,551

      Other assets
        Equity investment in Howmet ........................................................     146,000
        Costs in excess of net assets of businesses
          acquired, less amortization ......................................................      28,226       28,748
        Patents and other intangible assets ................................................      17,688       19,004
        Other noncurrent assets ............................................................      34,765       44,921
                                                                                               ---------    ---------
                                                                                               $ 829,725    $ 810,685
                                                                                               =========    =========
      LIABILITIES AND STOCKHOLDERS' EQUITY
      ------------------------------------
      Current liabilities
        Short-term debt ....................................................................   $ 124,311    $  62,819
        Accounts payable ...................................................................      31,621       38,530
        Accrued compensation ...............................................................      37,011       43,424
        Other accrued expenses .............................................................      34,350       52,903
        Current portion of deferred income taxes ...........................................                    5,026
                                                                                               ---------    ---------
          Total current liabilities ........................................................     227,293      202,702

      Long-term debt .......................................................................       2,393        2,521
      Accrued retiree benefits .............................................................      72,878       72,762
      Deferred income taxes ................................................................      23,700       26,763
      Accrued interest and other non-current liabilities ...................................      73,233      102,206

      Stockholders' equity
        Common Stock (par value $1.00 per share)
          Authorized - 200,000 shares
          Issued - 20,455 shares including shares in treasury ..............................      20,538       20,538
        Additional paid-in capital .........................................................      44,290       44,536
        Retained earnings ..................................................................     428,356      399,084
                                                                                               ---------    ---------
                                                                                                 493,184      464,158
        Less cost of common stock in treasury
          2,358 shares, December 31, 1995 and
          2,299 shares, June 30, 1995 ......................................................     (62,956)     (60,427)
                                                                                               ---------    ---------
             Total stockholders' equity ....................................................     430,228      403,731
                                                                                               ---------    ---------
                                                                                               $ 829,725    $ 810,685
                                                                                               =========    =========

See notes to consolidated financial statements




                             THIOKOL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)


                                                                                              Six Months Ended
                                                                                                 December 31
                                                                                            ----------------------
                                                                                               1995         1994
                                                                                            ---------    ---------
Operating Activities
--------------------
Net income ..............................................................................   $  35,479    $  25,582
Adjustments to reconcile net income to net cash
      provided by operating activities:
           Restructuring ................................................................       5,906
           Depreciation and amortization ................................................      17,791       19,240
           Changes in operating assets and liabilities:
              Receivables ...............................................................      84,394       56,200
              Inventories and prepaid expenses ..........................................      18,782       (4,944)
              Accounts payable and accrued expenses .....................................     (33,781)     (22,519)
              Income taxes ..............................................................      (9,124)      (3,516)
              Other .....................................................................     (20,373)      (3,846)
                                                                                            ---------    ---------
                 Net cash provided by operating activities ..............................      99,074       66,197


Investing Activities
--------------------
Investment in Howmet ....................................................................    (146,000)
Purchases of property, plant and equipment ..............................................     (15,641)     (19,240)
Proceeds from disposal of assets ........................................................       6,033           18
                                                                                            ---------    ---------
                 Net cash used for investing activities .................................    (155,608)     (19,222)


Financing Activities
--------------------
Net change in short-term debt ...........................................................      63,022        5,098
Repayment of long-term debt .............................................................         (83)         (35)
Dividends paid ..........................................................................      (6,208)      (6,296)
Purchase of common stock for treasury ...................................................      (3,976)      (7,141)
Stock option transactions ...............................................................       1,202        1,244
                                                                                            ---------    ---------
                 Net cash provided by (used for) financing activities ...................      53,957       (7,130)
                                                                                            ---------    ---------
(Decrease) increase in cash and cash equivalents ........................................      (2,577)      39,845
Cash and cash equivalents at beginning of year ..........................................      13,216       40,129
                                                                                            ---------    ---------
Cash and cash equivalents at end of period ..............................................   $  10,639    $  79,974
                                                                                            =========    =========


See notes to consolidated financial statements

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

Basis of Presentation
---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1995, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments (consisting of normal recurring accruals)
considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1995, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Restructuring Charges
---------------------

As a result of the poor European Aerospace outlook, as well as continuing low margins in the fastening systems segment, during 1996 the Company has undertaken a comprehensive review of its strategy in Europe. As a result of this review, the Company identified and recognized a pre-tax restructuring charge of $5.9 million in the second quarter of 1996 related to European fastening systems operations. Approximately $2 million of additional period costs will be incurred over the next 12 months relating to the planned restructuring. This review is continuing.

The Company recorded a $61.4 million pre-tax defense systems restructuring charge in the third quarter of 1995 in response to declining defense systems revenues and excess manufacturing capacity. The charge included a write down of long- lived assets, an estimated loss on the disposition of fixed assets from two manufacturing facilities which will close in 1996, and a cash charge for costs related to the facility closures including employee termination costs.

A summary of restructuring reserve activity by program follows:

                                                       U.S.
                                                      Plants      European
                                                     Shutdown    Operations    Total
                                                     --------    ----------   --------
Reserve balance at March 31, 1995 ................   $ 17,780                 $ 17,780
Reductions .......................................       (555)                    (555)
Payments made ....................................       (284)                    (284)
                                                     --------                 --------
Balance at June 30, 1995 .........................     16,941                   16,941
Reductions .......................................       (613)                    (613)
Fastening Systems restructuring ..................               $  5,906        5,906
Payments made ....................................       (627)                    (627)
                                                     --------    --------     --------
Balance at December 31, 1995 .....................   $ 15,701    $  5,906     $ 21,607
                                                     ========    ========     ========





                                                THIOKOL CORPORATION
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                  (IN THOUSANDS)


Receivables
-----------

The components of receivables are as follows:
                                                                                Dec 31             June 30
                                                                                 1995              1995
Receivables under U.S. Government contracts                                     --------          --------
  and subcontracts...........................................................   $117,752          $128,409
Income tax receivable........................................................      5,731            85,351
Accounts receivable..........................................................     49,278            50,517
Other current receivables....................................................      3,581             3,793
                                                                                --------          --------
                                                                                $176,342          $268,070
                                                                                ========          ========

Receivables under U.S. Government (government) contracts and subcontracts include unbilled costs and accrued profits which consist principally of revenues recognized on contracts for which billings have not been presented. Such amounts are billed on the basis of contract terms and delivery schedules.

Cost and incentive-type contracts and subcontracts are subject to Government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees of $44.4 million have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all of the cost management award fees remain at risk until completion of the current contract and final NASA review. The current RSRM contract is expected to be completed not earlier than fiscal year 2000. Unanticipated problems which erode cost management performance could cause a reversal of some or all of the amounts previously recognized and would be offset against NASA receivable amounts or be directly reimbursed.


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





                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)



Inventories are summarized as follows:

                                                                             Dec 31      June 30
                                                                              1995       1995
                                                                          ---------    ---------
Finished goods ........................................................   $  54,763    $  61,461
Raw materials and work-in-progress ....................................      46,958       52,893
Inventoried costs related to U.S. .....................................
  Government and other long-term contracts ............................      14,183       27,768
Progress payments received on
  long-term contracts .................................................      (2,513)      (7,138)
                                                                          ---------    ---------
                                                                          $ 113,391    $ 134,984
                                                                          =========    =========

Equity Investment in Howmet
---------------------------

During the quarter the Company and the Carlyle Group (Carlyle) formed a jointly owned company, Blade Acquisition Corp. (Blade), in which Carlyle owns a controlling interest (51%) and Thiokol owns a minority interest (49%) of the voting common stock. The Company invested $98 million for its 49 percent of voting common stock and $50 million for 100 percent of 9% paid-in-kind non-voting preferred stock. The Company accounts for its 49 percent minority investment in Blade using the equity method.

On December 13, 1995, Blade completed the acquisition of Howmet Corporation for $750 million plus an additional $27.1 million of related fees and expenses. Howmet is the world's largest manufacturer of investment casting components for aircraft and industrial gas turbine engines. The acquisition includes the Cercast Group, a major producer of high-quality aluminum alloy investment castings. Blade, Howmet, and Cercast operations are collectively referred to in the financial statements as Howmet. The acquisition was accounted for by the purchase method. The acquisition was financed by Howmet and included $475.7 million of debt, a $250 million equity investment from Blade, and a $51.4 million receivable facility. The debt is nonrecourse to Blade and its shareholders Thiokol and Carlyle. The Company has a three year option to acquire the Carlyle Group equity beginning after December 13, 1998.

The Company's $148 million investment was reduced by $2 million transaction fee paid by Howmet to the Company for services provided in connection with the acquisition.

Quarterly operating results for Howmet for the period December 14 to December 31, 1995 were immaterial and not included in the Company's second quarter net income.




                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)


A summary of financial information for Howmet at December 31, 1995, is as follows:

Current assets .............   $  296,100
Noncurrent assets ..........      801,100
                               ----------
Total assets ...............   $1,097,200
                               ==========

Current liabilities ........   $  230,100
Noncurrent liabilities .....      620,000
                               ----------
Total liabilities ..........      850,100
Preferred stock.............       50,000
Common stockholder's
  equity ...................      197,100
                               ----------
Total liabilities and equity   $1,097,200
                               ==========

The unaudited consolidated pro forma results of operations for the six months ended December 31, 1995 and 1994, assuming the formation of Blade and Blade's acquisition of Howmet as of July 1, 1994, are as follows:

                                Six Months Ended
                                  December 31
                               -----------------
                                 1995      1994
                               -------    ------
Net income .................   $33,696    $9,246
Net income per share .......   $  1.82    $  .49

The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition of Howmet taken place for the period presented nor of future results of operations.


Operations by Industry Segment
------------------------------

The Company and its subsidiaries design, develop, manufacture, and sell products classified in three principal industry segments.

The space systems segment  consists of solid rocket  propulsion for NASA, the
Department   of  Defense  and   various   commercial   customers   for  space
applications.

The defense systems segment consists of solid rocket propulsion, gas generator and ordnance products, metal and composite components, and services to such systems, principally under contracts and subcontracts with the Department of Defense and aerospace prime contractors, for use primarily in defense applications.

The fastening systems segment consists of specialty fastening systems for a broad range of aerospace and industrial applications worldwide.



                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)




                                                         Three Months Ended         Six Months Ended
                                                            December 31                December 31
                                                       ----------------------    ----------------------
                                                          1995         1994         1995         1994
                                                       ---------    ---------    ---------    ---------
Net sales
  Space Systems ....................................   $  92,638    $ 109,798    $ 198,768    $ 222,452
  Defense Systems ..................................      60,811       55,323      120,847      131,230
  Fastening Systems ................................      56,448       53,516      113,225      103,106
                                                       ---------    ---------    ---------    ---------
Consolidated net sales .............................   $ 209,897    $ 218,637    $ 432,840    $ 456,788
                                                       =========    =========    =========    =========

Net profit (loss)
  Space Systems ....................................   $  12,447    $  12,767    $  27,090    $  26,037
  Defense Systems ..................................       7,461        4,828       12,528       14,118
  Fastening Systems ................................     (10,304)       4,185       (6,288)       8,730
                                                       ---------    ---------    ---------    ---------
    Segment operating profit .......................       9,604       21,780       33,330       48,885
  Interest income ..................................      29,050          970       29,625        1,538
  Interest expense .................................        (814)      (2,730)      (1,515)      (5,437)
  Unallocated corporate expense ....................      (1,622)      (1,351)      (3,242)      (2,701)
                                                       ---------    ---------    ---------    ---------
Consolidated income before income taxes ............   $  36,218    $  18,669    $  58,198    $  42,285
                                                       =========    =========    =========    =========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
---------------------

Net income for the second quarter ended December 31, 1995, was $22.3 million or $1.20 per share, a 97 percent increase compared to $11.3 million or $.60 per share last year. Net income for the quarter included recognition of $27.5 million of pre-tax interest income related to federal income taxes and $3.5 million of research and other tax credits or $1.11 per share after tax, and $13.1 million pre-tax or $.62 per share after tax fastening systems charges. Sales for the second quarter of $209.9 million decreased 4 percent compared to $218.6 million last year.

The non-cash recognition of the tax related items resulted from the substantial completion of Internal Revenue Service audits for fiscal years through 1993. The $13.1 million fastening systems charge included a $7.2 million write off of aerospace inventory and a $5.9 million restructuring charge related to European operations. Excluding the interest income from income taxes, the research credit, and the fastening systems charge, second quarter net income would have been $13.1 million or $.71 per share, a 16 percent increase over the prior year. The increase in income, before the additional interest income and fastening systems charge, resulted from higher cost management incentive fees recognized on the Space Shuttle Reusable Solid Rocket Motor (RSRM) program, higher defense systems operating margins and lower interest expense. The quarter was negatively impacted by lower RSRM sales, Castor IV program requalification costs, lower Trident motor production, lower operating margins at the government owned, company operated ammunition plants (GOCO'S), and lower fastening systems income before the current charge to operations.

The 4 percent decline in sales for the quarter reflected lower RSRM sales, a lower rate of Trident missile production, fewer Standard Missile and Castor IV deliveries and lower operating levels at the GOCO'S. Partially offsetting the decrease was a significant increase in deliveries of flares and Sidewinder motors, increased demilitarization activity, and higher fastening systems sales.

Net income for the six months ended December 31, 1995, was $35.5 million or $1.91 per share; a 39 percent increase compared to $25.6 million or $1.36 per share last year. Excluding the interest income from income taxes, the research credit, and the fastening systems charge, net income for the six months would have been $26.3 million or $1.42 per share, a 3 percent increase over the prior year. Sales of $432.8 million for the six month period decreased 5 percent from $456.8 million last year.

The Internal Revenue Service has substantially completed its examination of federal income tax returns for fiscal years 1986 through 1993. Based upon anticipated final audit results and considering that the Company is essentially current in its federal income tax audits, interest accruals were decreased resulting in the recognition of $27.5 million of interest income. Also as a result of substantial audit completion, $3.5 million of research and other tax credits were recognized in the quarter.

Space systems sales for the quarter of $92.6 million decreased 16 percent or $17.2 million compared to 1995, while related operating income of $12.4 million declined 3 percent. The sales decrease was due to a reduction in the RSRM production rate from 8 to 7 flights per year, continued RSRM cost reductions, completion during the first quarter of the RSRM processing contract at the Kennedy Space Center and a decline in Castor IV deliveries. Income for the quarter was favorably impacted by continuing effective cost management performance on the RSRM program and resulted in $2.2 million of additional cost management incentive fee (CMF) recognized over last year. Approximately $1.9 million of the $2.2 million of additional CMF recognized over last year related to fee earned on prior years' costs. The higher CMF was offset by lower space systems sales and previously announced Castor IV requalification costs of $.7 million. The Company continuously evaluates actual and forecasted RSRM cost performance and anticipates further CMF increases during fiscal year 1996.

Defense systems sales increased 10 percent to $60.8 million and operating income of $7.4 million increased 55 percent from $4.8 million in 1995. The rise in sales resulted from a significant increase in flare and Sidewinder deliveries and a rise in demilitarization activity. Partially offsetting the increase were a lower rate of Trident missile production, fewer Standard Missile and Hellfire motor deliveries and lower GOCO sales. The increase in income resulted from a $2 million gain on the liquidation sale of equipment from Omneco Inc., a wholly owned subsidiary, a $1.7 million favorable resolution of a government accounting issue, higher Standard Missile operating margins as the program nears completion ($1.6 million), and higher flare sales. Income was negatively impacted by lower Trident missile production, lower GOCO operating margins, and previously announced costs related to the close down of the Huntsville, Alabama facility.

As a result of the poor European Aerospace outlook, as well as continuing low margins in the fastening systems segment, the Company has undertaken a comprehensive review of operating processes, inventory controls and policies, and its strategy in Europe. As a result of this review, the Company identified restructuring charges of $5.9 million related to European operations and $7.2 million of inventory write-offs. Approximately $2 million of additional period costs will be incurred over the next 12 months relating to the planned restructuring. This review is continuing.

Before charges, fastening systems sales for the quarter were $56.5 million, an increase of 5% from $53.5 million in 1995. Income of $2.8 million (before the $13.1 million restructuring and inventory write off charge) decreased 32 percent. Excluding the charge, operating margins for the quarter were 5% compared to 7.8% last year. Including the charge of $13.1 million the fastening systems loss for the quarter was $10.3 million. The sales increase included sales of $3.7 million from a small acquisition in the third quarter of fiscal year 1995 and higher domestic aerospace sales. The decrease in income resulted primarily from a decline in domestic industrial sales, continued high production costs at the Lakewood, California facility and a loss from foreign operations.

Richard L. Corbin, Senior Vice President and Chief Financial Officer, has been appointed acting president of Huck International, the Company's Fastening Systems business segment, following the January 8, 1996 resignation of H. George Faulkner. Mr. Corbin will act as president until a permanent replacement is named.

General and administrative expenses for the quarter of $17.5 million decreased 2 percent compared to the prior year. The $1.9 million decrease in interest expense resulted from the reduction in long-term debt.

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

During the quarter, sales and profit derived from production of and services for the RSRM accounted for approximately 44 percent of consolidated net sales and 59 percent of consolidated operating income before the $13.1 million fastening systems charge. The current contract with NASA extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2000. Current long-term NASA planning includes a follow-on RSRM contract. Last year NASA reduced the RSRM production flight rate from 8 to 7 per year. The impact on future revenues from the annual launch rate decrease will be minimal. The Company's contract to perform RSRM processing work at the Kennedy Space Center (KSC) was not renewed and was completed during the first quarter. Revenues and profits projected to be lost from the processing contract at KSC in 1996 are $21.7 and $1.6 million, respectively. In addition to the reduced launch rate and termination of the KSC contract, NASA's continued emphasis on cost containment to control its budget combined with the Company's emphasis on cost reductions should produce a decrease in RSRM sales in fiscal year 1996. However, contract incentives to reduce costs over the life of the contract should result in higher incentive fees in the future based on actual and anticipated contract cost performance. As a result of the 1995 restructuring, space systems income will be negatively impacted in 1996 by approximately $3 million of operating costs to transfer equipment from the Huntsville, Alabama plant and to requalify the Castor IV program at the Company's Northern Utah facility. During the first six months, $1.1 million of Castor IV requalification costs were incurred.

Due to the United States Congress' failure to pass a federal budget and the related shutdowns, the Company has not received payments on certain contracts amounting to $15 million at December 31, 1995. The slowdown in payments should not affect the Company's profits. However, should the budget impasse continue, the impact to NASA and Thiokol's Space Shuttle Contract could be significant and affect the Company's sales and profits.

Due to reductions in government defense spending, the Company expects its defense systems sales and income to decline in fiscal years 1996 and 1997. Trident sales and profits will decrease from 1995 levels due to a reduction in missile production. Standard Missile, Patriot, Sidewinder and Hellfire motor production will be substantially completed during 1996. Decreased defense spending has created a highly competitive pricing environment for tactical programs and has significantly reduced new program opportunities. The propulsion industry continues to be characterized by overcapacity. As a result of the 1995 restructuring, defense systems will be negatively impacted in 1996 by approximately $5 million of costs to close down operations at the Huntsville, Alabama manufacturing facility. During the first six months, $2.6 million of close down costs were incurred.

All U.S. Army directed production at the GOCO's was completed in 1995. Both of the GOCO plants are being maintained under a facilities contract. Sales and profits from the GOCO plants will decline significantly in 1996.

The Company has submitted a claim to the government for recovery of approximately $38 million of projected post retirement medical, disability, and workers compensation benefit costs resulting from the Company's past performance of various contracts to operate the GOCO's.

Fastening systems sales are anticipated to increase slightly over 1995 while income excluding the $13.1 million charge is anticipated to decrease. Sales and income from domestic industrial fasteners (excluding the acquisition of Automatic Fastener Corporation) which achieved record levels in 1995, decreased 14 and 25 percent respectively, for the first six months when compared to 1995 and are projected to continue declining through year end due to a slowdown in the transportation markets. Domestic aerospace fastener revenues and operating margins (excluding the Lakewood, California facility) should increase significantly over 1995 as commercial aircraft build rates stabilize after several years of decreases. Losses at the Lakewood, California aerospace facility, which was purchased in 1994, have resulted from higher than anticipated production costs due to recent stringent customer interpretations of its long-existing specifications and to the associated manufacturing inefficiencies. Additional losses at the Lakewood facility are anticipated to continue into the fourth quarter of fiscal year 1996. International operating margins have been negatively impacted by an increase in low margin product sales and new product marketing costs.

During the quarter the Company and the Carlyle Group (Carlyle) formed a jointly owned company, Blade Acquisition Corp. (Blade), in which Carlyle owns a controlling interest (51%) and Thiokol owns a minority interest (49%) of the voting common stock. The Company invested $98 million for its 49 percent of voting common stock and $50 million for 100 percent of 9% paid-in-kind non-voting preferred stock. The Company accounts for its 49 percent minority investment in Blade using the equity method.

On December 13, 1995, Blade completed the acquisition of Howmet Corporation for $750 million plus an additional $27.1 million of related fees and expenses. Howmet is the world's largest manufacturer of investment casting components for aircraft and industrial gas turbine engines. The acquisition includes the Cercast Group, a major producer of high-quality aluminum alloy investment castings. Blade, Howmet and Cercast operations are collectively referred to in the financial statements as Howmet. The acquisition was accounted for by the purchase method. The acquisition was financed by Howmet and included $475.7 million of debt, a $250 million equity investment from Blade, and a $51.4 million receivable facility. The debt is nonrecourse to Blade and its shareholders Thiokol and Carlyle.

Quarterly operating results for Howmet for the period December 14 to December 31, 1995 were immaterial and not included in the Company's second quarter net income.

Liquidity and Capital Resources
-------------------------------

Net cash flow from operations for the six months ended December 31, 1995, was $99.1 million compared to $66.2 million in fiscal year 1995. The cash flow increase resulted principally from a larger reduction in receivables in 1996 compared to last year ($28.2 million) and an $18.8 million decrease in inventories compared to a $4.9 million increase in 1995. The significant decrease in receivables in 1996 resulted from the collection of $79.6 million of income tax refunds. Neither the $27.5 million of interest income related to income taxes nor the $13.1 million fastening systems charge affected cash flow.

Investing activities in 1996 consisted of the $146 million investment in Howmet and purchases of property, plant and equipment of $15.6 million compared to $19.2 million in 1995. During the quarter the Company completed the purchase of Air Force Plant 78 in Northern Utah from the government for $6.5 million. Capital expenditures excluding the purchase of Plant 78 decreased significantly in 1996 compared to 1995 primarily as a result of capital spending last year at the Yellow Creek nozzle facility versus reimbursements recognized this year for prior year's Yellow Creek capital expenditures.

Due to budget considerations, NASA terminated construction of the Yellow Creek facility during the fourth quarter of last year. Fastening systems capital expenditures also declined in 1996.

Cash flow provided by financing activities of $54 million compares to a $7.1 million use of cash flow last year. Cash flow provided by financing activities in 1996 resulted from an increase in short-term borrowing of approximately $55 million to finance the investment in Howmet and approximately $15 million to finance the delay in payment of certain government contract billings due to the shutdown of nonessential government operations during the quarter. Repurchases of common stock in 1996 total $4 million or 114,600 shares. Under the current 1.5 million repurchase authorization approximately 635,000 shares remain to be repurchased as considered appropriate by the Company.

Thiokol's current ratio at December 31, 1995 of 1.4 decreased from 2.1 at June 30, 1995, and working capital at December 31, 1995, of $84.6 million decreased $133.1 million since June 30, 1995. The decline in the current ratio and working capital resulted primarily from the cash consumed and the increase in short-term borrowing to finance the $146 million net investment in Howmet. The Company's debt to equity ratio at December 31, 1995, was 29.5 percent compared to 16.2 percent at June 30, 1995.

The Company has current outstanding authorizations for capital expenditures of approximately $40 million.

Future estimated cash flow from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program for the current fiscal year. However, if the previously discussed federal budget impasse continues, the impact would be significant to the Company's future cash flow. The Company anticipates filing a shelf registration statement with the Securities and Exchange Commission for the possible issuance of debt securities for long-term financing as considered appropriate. As of December 31, 1995, the Company had available revolving credit facilities of $140 million of which $82 million remained unused.


                         PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

Subsequent to the end of the quarter, in a lawsuit brought by McDonnell Douglas Corporation (MDC) against Thiokol in the United States District Court, Central District of California, to recover certain costs incurred by MDC ($17 million, plus interest), the Court ruled in favor of Thiokol and determined that these costs were not the responsibility of the Company.

Item 5. OTHER INFORMATION

On January 22, 1996, subsequent to the end of the quarter, the board of directors of the Company was increased to ten members with the appointment of Admiral William O. Studeman, U.S. Navy retired, and former Deputy Director of Central Intelligence.

The Annual Meeting of Thiokol Corporation Stockholders will be held at 10:00 a.m. local time on October 24, 1996 at the Ballroom of the Little America Hotel, 500 South Main Street, Salt Lake City. Any stockholder who wishes to bring business before the 1996 Annual Meeting must provide written notice to be received by the Company on or before February 24, 1996.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following exhibits required by Item 601 of Regulation S-K are filed as part of this report.

Index to Exhibits
-----------------

Exhibit
Number            Description
-------           -----------------------------------------------------------

(10)              Material Contracts

                  (a) Stock Purchase Agreement by and among Thiokol Holding Company Carlyle-Blade Acquisition Partners L.P. and Blade Acquisition Corp. dated as of December 31, 1995.

                  (b) Shareholders Agreement by and among Thiokol Holding Company Carlyle-Blade Acquisition Partners, L.P. and Blade Acquisition Corp.dated as of December 13, 1995.

                  (c) Registration Rights Agreement by and between Blade Acquisition Corp., Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P. dated as of December 13, 1995.

                  (d) Holding Management Agreement by and between Howmet Corporation and Thiokol Holding Company dated as of December 13, 1995.

                  (e) Thiokol Transaction Fee Agreement by and between Howmet Holdings Acquisition Corp. and Thiokol Corporation dated as of December 13, 1995.

                  (f) Amended Certificate of Designations, Preferences and Relative, Participating, Optional and Other Special Rights of Preferred stock and Qualifications, Limitations and Restrictions thereof of 9.0% Series A Senior Cumulative Preferred Stock of Blade Acquisition Corp.

                  (g) Standstill Agreement by and among Thiokol Holding Company, Thiokol Corporation, Carlyle-Blade Acquisition Partners, L.P. et al. dates as of December 13, 1995.

                  (h) Collateral Custodial Agreement by and among Carlyle-Blade Acquisition Partners, L.P., Thiokol Holding Company and the First National Bank of Chicago.

(b) The Company filed three 8-K reports during the quarter ended December 31, 1995. The items reported on two of the 8-K reports were related to item 5 - Other Events; no financial statements were filed therewith. The information reported on the 8-K filed on December 21, 1995, related to item 2 - Acquisition or Deposition of Assets; no financial statements were filed therewith. All of the 8-K reports were related to the Company's minority investment in Blade Acquisition Corp. and the acquisition of Howmet by Blade.

Subsequent to quarter end, a Form 8-KA report was filed on February 8, 1996, as an amendment to the 8-K filed on December 21, 1995; financial statements were filed therewith.


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             THIOKOL CORPORATION
                             -------------------
                                 (Registrant)




Date:  February 12, 1996           /s/ Richard L. Corbin
       ----------------           -------------------------
                                  Richard L. Corbin, Senior
                                  Vice President and Chief
                                  Financial Officer



                                  /s/ Michael R. Ayers
                                  --------------------------------
                                  Michael R. Ayers, Vice President
                                  and Controller