Form 10-Q
period 1996-03-31
THIOKOL CORP /DE/
filed 1996-05-15
CIK 68366

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934


For the quarterly period ended       March 31, 1996
                                ----------------------------------------------
                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934


For the transition period from                          to
                               -----------------------      ------------------

Commission file number                     1-6179



                             THIOKOL CORPORATION
            (Exact name of registrant as specified in its charter)


              Delaware                                      36-26787
    -------------------------------                   --------------------
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                    Identification No.)



                2475 Washington Blvd., Ogden, Utah 84401-2398
                ---------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


Registrant's telephone number, including area code.............(801) 629-2091


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   X    No
    -----     -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


           Class                                Outstanding at April 30, 1996
- -----------------------------                   -----------------------------
Common Stock, $1.00 par value                           18,205,734

                             THIOKOL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q



                                    INDEX
                                                                        Page

PART I.  FINANCIAL INFORMATION
- ------------------------------
Item 1. Financial Statements

        Consolidated Statements of Operations - Three months ended

          and nine months ended March 31, 1996 and 1995                      3

        Consolidated Balance Sheets - March 31, 1996 and
          June 30, 1995                                                      4

        Consolidated Statements of Cash Flows - Nine months
          ended March 31, 1996 and 1995                                      5

        Notes to Consolidated Financial Statements                           6

Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              12


PART II. OTHER INFORMATION
- --------------------------
Item 1. Legal Proceedings                                                   18

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    18


SIGNATURES                                                                  19



                        Part I - FINANCIAL INFORMATION

Item 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             THIOKOL CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)






                                                                         Three Months Ended        Nine Months Ended
                                                                              March 31                 March 31
                                                                      ----------------------    ----------------------
                                                                         1996         1995        1996          1995
                                                                      ---------    ---------    ---------    ---------

Net sales .........................................................   $ 228,937    $ 232,642    $ 661,777    $ 689,430

Operating expenses:
    Cost of sales .................................................     192,213      184,464      548,413      553,325
    General and administrative ....................................      20,317       18,851       54,694       53,653
    Research and development ......................................       3,159        4,298        9,428       11,239
    Restructuring and impairment ..................................                   61,398        5,906       61,398
                                                                      ---------     --------    ---------    ---------
                                                                        215,689      269,011      618,441      679,615

Income (loss) from operations .....................................      13,248      (36,369)      43,336        9,815

Equity income, Howmet .............................................       1,696                     1,696
Interest income ...................................................         464        1,083       30,089        2,621
Interest expense ..................................................      (1,562)      (2,751)      (3,077)      (8,188)
                                                                      ---------     --------    ----------   ---------
Income (loss) before income taxes
    and extraordinary item ........................................      13,846      (38,037)      72,044        4,248

Income taxes (benefit) ............................................       4,317       (2,932)      27,036       13,771
                                                                      ---------     --------    ---------    ---------
Income (loss) before extraordinary item ...........................       9,529      (35,105)      45,008       (9,523)

Extraordinary item - loss on early
    retirement of debt ............................................                   (4,786)                   (4,786)
                                                                      ---------    ---------    ---------    ---------
Net income (loss) .................................................   $   9,529    $ (39,891)   $  45,008    $ (14,309)
                                                                      =========    =========    =========    =========

Net income (loss) per share:
    Income (loss) before extraordinary item .......................   $     .52    $  (1 .87)   $   2 .43    $    (.51)
    Extraordinary item ............................................                     (.25)                     (.25)
                                                                      ---------    ---------    ---------    ---------
Net income (loss) per share .......................................   $     .52    $   (2.12)   $    2.43    $    (.76)
                                                                      =========    =========    =========    =========

Average number of common and common
    equivalent share outstanding ..................................      18,551       18,795       18,554       18,826
                                                                      =========    =========    =========    =========



See notes to consolidated financial statements




                             THIOKOL CORPORATION
                         CONSOLIDATED BALANCE SHEETS
                                (IN THOUSANDS)


                                                                       March 31       June 30
                                                                         1996           1995
                                                                     ----------     ----------
ASSETS                                                               (Unaudited)
- ------
Current assets
    Cash and cash equivalents ......................................   $  11,084    $  13,216
    Receivables ....................................................     150,705      268,070
    Inventories ....................................................     109,210      134,984
    Deferred tax assets ............................................       8,713
    Prepaid expenses ...............................................       4,288        4,191
                                                                       ---------     --------
       Total current assets ........................................     284,000      420,461

Property, plant and equipment, at cost
    less allowances for depreciation ...............................     287,608      297,551

Other assets
    Equity investment in Howmet ....................................     147,696
    Costs in excess of net assets of businesses
       acquired, less amortization .................................      27,965       28,748
    Patents and other intangible assets ............................      17,027       19,004
    Other non-current assets .......................................      35,545       44,921
                                                                       ---------    ---------
                                                                       $ 799,841    $ 810,685
                                                                       =========    =========
LIABILITIES AND STOCKHOLDERS' EQUITY
- ------------------------------------
Current liabilities
    Short-term debt ................................................   $  79,967    $  62,819
    Accounts payable ...............................................      22,080       38,530
    Accrued compensation ...........................................      40,712       43,424
    Other accrued expenses .........................................      49,213       52,903
    Current portion of deferred income taxes .......................       5,026
                                                                       ---------    ---------
       Total current liabilities ...................................     191,972      202,702

Long-term debt .....................................................       2,238        2,521
Accrued retiree benefits ...........................................      71,358       72,762
Deferred income taxes ..............................................      23,982       26,763
Accrued interest and other non-current liabilities .................      73,100      102,206

Stockholders' equity
    Common stock (par value $1.00 per share)
       Authorized - 200,000 shares
       Issued - 20,455 shares including shares in treasury .........      20,538       20,538
    Additional paid-in capital .....................................      44,237       44,536
    Retained earnings ..............................................     434,771      399,084
                                                                       ---------    ---------
                                                                         499,546      464,158
    Less cost of common stock in treasury
       2,333 shares, March 31, 1996 and
       2,229 shares, June 30, 1995 .................................     (62,355)     (60,427)
                                                                       ---------    ----------
         Total stockholders' equity ................................     437,191      403,731
                                                                       ---------    ---------
                                                                       $ 799,841    $ 810,685
                                                                       =========    =========

See notes to consolidated financial statements



                             THIOKOL CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                (IN THOUSANDS)
                                                                                 Nine Months Ended
                                                                                      March 31
                                                                           -------------------------------
                                                                              1996               1995
                                                                           ------------      -------------

Operating Activities
Net income                                                                     $45,008          $ (14,309)
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Restructuring and impairment                                              5,906             61,398
       Extraordinary item                                                                           4,786
       Depreciation and amortization                                            27,255             29,731
       Equity income                                                            (1,696)
       Changes in operating assets and liabilities:
          Receivables                                                          110,102             32,640
          Inventories and prepaid expenses                                      23,526            (16,891)
          Accounts payable and accrued expenses                                (24,635)           (16,563)
          Income taxes                                                         (11,916)           (18,143)
          Other                                                                (22,250)            (3,956)
                                                                              --------            -------
            Net cash provided by operating activities                          151,300             58,693

Investing Activities
Investment in Howmet                                                          (146,000)
Acquisitions, net of acquired cash                                                                 (8,941)
Purchases of property, plant and equipment                                     (21,258)           (33,338)
Proceeds from disposal of assets                                                 6,161                385
                                                                              --------           --------
            Net cash used for investing activities                            (161,097)           (41,894)

Financing Activities
Net change in short-term debt                                                   19,391             48,912
Repayment of long-term debt                                                       (176)           (85,579)
Dividends paid                                                                  (9,323)            (9,499)
Premiums paid on early retirement of debt                                                          (4,786)
Purchase of common stock for treasury                                           (4,321)            (8,273)
Stock option transactions                                                        2,094              2,297
                                                                              --------           --------
            Net cash provided by (used for) financing activities                 7,665            (56,928)

Decrease in cash and cash equivalents                                           (2,132)           (40,129)
Cash and cash equivalents at beginning of year                                  13,216             40,129
                                                                              --------           --------
Cash and cash equivalents at end of period                                     $11,084           $
                                                                              ========           ========


See notes to consolidated financial statements

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

Basis of Presentation
- ---------------------
The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1995, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1996. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

Restructuring and Impairment
- ----------------------------
As a result of a comprehensive review of the Company's poor operating performance in Europe, a pre-tax restructuring charge of $5.9 million was recognized in the second quarter of 1996 relating to the anticipated shutdown of the fastening system's German operations. Approximately $2 million of additional period costs will be incurred over the next 12 months relating to the transfer of production equipment for continuing product lines to be manufactured at the Company's plant in France. During the current quarter the Company notified the 82 affected employees of the German plant shutdown. The charge includes $3.6 million of employee severance expense, a $1.7 million write down of long-lived assets, and $.6 million write down of discontinued inventory.

The severance benefits are included under "accrued compensation" in the consolidated balance sheet and relate to the 82 employees classified as follows:

                                            Identified               Remaining
                                           Terminations            Terminations
                                        December 31, 1995        March 31, 1996
                                        -----------------        --------------
  Production staff                                57                      57
  Administration and finance staff                18                      18
  Sales staff                                      7                       7
                                                  --                      --
                                                  82                      82
                                                  ==                      ==

During the 1993-1994 defense industry down turn, pricing pressures required the Company to review operations and reduce operating costs to remain competitive. During the third quarter of 1995, the Board determined a consolidation of the Company's manufacturing facilities and associated write down of assets was required. The Company recorded a $61.4 million pre- tax defense systems restructuring and related impairment charge including a $20 million write down for impaired long-lived assets and a $23.6 million write down of goodwill. Fair value of goodwill and fixed asset write downs was determined by estimating discounted cash flows from future defense and non-shuttle vehicle operations. Also included was an estimated restructuring loss of $10.5 million on the disposition of fixed assets from two manufacturing facilities, and a $7.3 million cash restructuring charge for costs related to the facility closures including $2.3 million of employee severance costs. The restructuring included 360 employee terminations. Fair value of the Huntsville and Omneco assets was based on estimated cash proceeds from asset sales net of the costs of disposal. The closure of the Omneco facility is completed, except for the sale of the land and building. The closure of the Huntsville facility is expected to be completed in the second quarter of fiscal year 1997. Obligations totaling $5 million related to facility closure issues are included in "other non-current liabilities".

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

The severance benefits are included under "accrued compensation" in the consolidated balance sheet and relate to the 360 employees classified as follows:

                                           Identified         Remaining
                                          Terminations       Terminations
                                         March 31, 1995     March 31, 1996
                                         --------------     --------------
   Production staff                          267                  119
   Administration and finance staff           93                   51
                                             ---                   --
                                             360                  170
                                             ===                  ===

A summary of restructuring reserve activity by program follows:


                                             U.S      Germany
                                            Plants     Plant
                                           Shutdown   Shutdown     Total
                                          --------    --------    --------

Reserve Balance at March 31, 1995 .....   $ 17,780                $ 17,780
Reductions (noncash) ..................      (555)                    (555)
Payments made .........................      (284)                    (284)
                                         --------                 --------
Balance at June 30, 1995 ..............    16,941                   16,941
Reductions (noncash) ..................    (1,628)                  (1,628)
Fastening Systems restructuring .......              $  3,597        3,597
Payments made .........................      (666)                    (666)
                                          --------    --------    --------
Balance at March 31, 1996 .............  $ 14,647    $  3,597     $ 18,244
                                         =========    ========    ========

Cash related restructuring charges of $4.9 million are expected to be paid over the next three quarters. A remaining $5 million of cash expenses are expected to be paid over future periods. The Company is negotiating with the U.S. Government (government) for recovery of certain of these costs. The Company estimates a savings of approximately $2.3 million in amortization and depreciation and approximately $7 million in overhead reduction for the current year.

Receivables

The components of receivables are as follows:

                                                    March 31   June 30
                                                      1996       1995
                                                    --------   --------
Receivables under U.S. Government contracts
  and subcontracts ..............................   $ 92,742   $128,409
Income tax receivable ...........................      5,731     85,351
Accounts receivable .............................     48,474     50,517
Other current receivables .......................      3,758      3,793
                                                    --------   --------
                                                    $150,705   $268,070

Receivables under government contracts and subcontracts include unbilled costs and accrued profits primarily consisting of revenues recognized on contracts that have not been billed. Such amounts are billed based on contract terms and delivery schedules.

Cost and incentive-type contracts and subcontracts are subject to government audit and review. Adjustments, if any, are not anticipated to have a material effect on the Company's results of operations or financial condition. Cost management award fees of $ 51.6 million have been recognized on the Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees, although not guaranteed, is reasonably assured based on actual and anticipated future contract cost performance.

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

All cost management award fees, however, remain at risk until completion of the contract and final NASA review. The RSRM contract is expected to be completed not earlier than fiscal year 2000. Unanticipated contract problems eroding cost management performance could cause a reversal of some or all of the award fees recognized in prior periods and would be offset against NASA receivable amounts or be directly reimbursed by the Company. Circumstances which could erode cost management performance include a failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems including supplier problems which result in RSRM production interruptions or delays, and major industrial safety incidents.

Inventories
- -----------
Inventories are stated at the lower of cost or market. Space systems and defense systems inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, net of related progress payments received. In accordance with industry practice, such costs include amounts not expected to be realized within one year. Under the provisions of certain contracts, the government acquires title to, or a security interest in, certain inventories as a result of progress payments made on contracts and programs. Inventories for the fastening systems segment are determined by the first in, first out
(FIFO) method.

Inventories are summarized as follows:

                                                March 31     June 30
                                                  1996         1995
                                              ---------     --------
Finished goods ............................   $  49,681      $61,461
Raw materials and work-in-progress ........      47,487       52,893
Inventoried costs related to U.S.
  Government and other long-term
   contracts ..............................      22,685       27,768
Progress payments received on
  long-term contracts......................     (10,643)      (7,138)
                                               --------     --------
                                              $ 109,210     $134,984
                                              =========     ========

Equity Investment in Howmet
- ---------------------------
During the second quarter of 1996, the Company and the Carlyle Group (Carlyle) formed a jointly owned company, Blade Acquisition Corp. (Blade), to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owns 51% and Thiokol owns 49% of the Blade voting common stock. In addition to the Company's $98 million equity investment in Blade voting common stock, the Company also invested $50 million in Blade for 9% paid-in-kind non-voting preferred stock. The Company accounts for its 49 percent minority investment in Blade using the equity method.

On December 13, 1995, Blade completed the acquisition of Howmet Corporation, the world's largest manufacturer of investment casting components for aircraft and industrial gas turbine engines for $750 million plus an additional $27.1 million of related fees and expenses. The acquisition includes the Cercast Group, a major producer of high-quality aluminum alloy investment castings. The acquisition is

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

accounted for by the purchase method. The acquisition was financed by a $250 million equity investment from Blade, $475.7 million of Howmet nonrecourse debt, and a $51.4 million receivable facility. The Company has a three year option to acquire Carlyle's interest in Blade beginning after December 13, 1998 at fair value. Subject to favorable Howmet financial and operating performance and favorable conditions in the financial markets, the Company expects to exercise its option. The Company expects the Howmet investment to provide minimal earnings in fiscal year 1996. Howmet earnings are expected to improve as debt and related interest expense are reduced from internal cash flows and anticipated market improvements occur in the commercial aircraft industry.

The Company's $148 million investment was reduced by a $2 million transaction fee paid by Howmet to the Company for services provided in connection with the acquisition. The Company and Carlyle each receive annually from Howmet a $1 million management fee. As part of the purchase, Blade received indemnifications from the seller, secured by bank letters of credit, for liabilities over amounts reserved relating to environmental and certain other obligations existing at the purchase date.

A summary of Howmet financial information is as follows:

At March 31, 1996

Current assets                                              $  310,407
Noncurrent assets                                              796,638
                                                            ----------
Total assets                                                $1,107,045
                                                            ==========

Current liabilities                                         $  284,375
Noncurrent liabilities                                         570,593
                                                            ----------
Total liabilities                                              854,968

Preferred stock                                                 51,363
Common stockholder's equity                                    200,714
                                                            ----------


Total liabilities and equity                                $1,107,045
                                                            ==========


For the Period of December 14, 1995 to March 31, 1996:

Net Sales                                                     $312,995
Cost of goods sold                                            $229,867
Gross profit                                                  $ 83,128
Operating income                                              $ 22,362
Net income                                                    $  2,056

A reconciliation of Howmet's net income to the Company's equity income follows:

                                                       December 14, 1995
                                                              to
                                                        March 31, 1996
                                                     ----------------------

 Howmet net income                                          $2,056
 Less preferred paidd dividend                              (1,350)
 Net income available to common                             ------
   shareholders                                                706
                                                            ------
 Company's 49% interest in Howmet                              346
 Add preferred paid-in-kind dividend                         1,350
                                                            ------
        Equity income                                       $1,696
                                                            ======

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)


The unaudited consolidated pro forma results of operations for the nine months ended March 31, 1996 and 1995, assuming the formation of Blade and Blade's acquisition of Howmet as of July 1, 1994, are as follows:


                                                         Nine Months Ended
                                                              March 31
                                                          1996        1995
                                                        ------------------
Net income (loss)                                       $35,698    $(23,546)
Net income (loss) per share                             $  1.92    $  (1.25)

The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition of Howmet taken place for the periods presented nor are future results of operations assured.

Operations by Industry Segment
- ------------------------------
The Company and its subsidiaries design, develop, manufacture, and sell products classified in three industry segments:

       (i) Space systems consisting of solid rocket propulsion for NASA, the Department of Defense and various commercial customers for space applications,

     (ii) Defense systems consisting of solid rocket propulsion, gas generator and ordnance products, metal and composite components, and services to such systems, principally under contracts and subcontracts with the Department of Defense and aerospace prime contractors, for use primarily in defense applications, and

     (iii) Fastening systems consisting of specialty fasteners and tooling for a broad range of aerospace and industrial applications worldwide.

                                                        Three Months Ended              Nine Months Ended
                                                             March 31                         March 31
                                                         1996         1995               1996        1995
                                                      ----------------------           ----------------------
Net Sales
    Space Systems .................................   $ 101,883    $ 114,953           $ 300,651    $ 337,405
    Defense Systems ...............................      65,006       57,441             185,853      188,671
    Fastening Systems .............................      62,048       60,248             175,273      163,354
                                                      ---------    ---------           ---------    ---------
Consolidated net sales ...........................    $ 228,937    $ 232,642           $ 661,777    $ 689,430
                                                      =========    =========           =========    =========

Net Profit
    Space Systems ................................    $  13,357    $  15,940           $  40,447    $ 41,977
    Defense Systems ..............................        5,483      (55,983)             18,011     (41,865)
    Fastening Systems ............................       (3,971)       5,023             (10,259)     13,753
                                                      ---------    ---------           ---------    --------
       Operating profit (loss) ...................       14,869      (35,020)             48,199      13,865
    Interest and other income ....................        2,160        1,083              31,785       2,621
    Interest expense .............................       (1,562)      (2,751)             (3,077)     (8,188)
    Unallocated corporate expense ................       (1,621)      (1,349)             (4,863)     (4,050)
                                                      ---------    ---------           ---------    --------
Consolidated income (loss) before income
    taxes and extraordinary item ..................   $  13,846    $ (38,037)          $  72,044    $  4,248
                                                      =========    =========           =========    ========

                             THIOKOL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (IN THOUSANDS)

Environmental Matters
- ---------------------
The Company is involved with two Environmental Protection Agency (EPA) superfund sites and other various sites involving environmental issues. (Please see Note L in the Company's consolidated financial statements included in its Annual Report to Stockholders.) The Company has recorded to date an estimated total liability of $21 million for all of its environmental remediation obligations. The Company believes that any liability beyond the amount recorded above will not have a material adverse effect on the Company's future results of operations or financial position. The Company has collected $8.1 million during fiscal year 1996 from insurance carriers. A $2.9 million receivable remains to be collected from insurance, third parties and the government. The Company has expended approximately $1 million on environmental obligations during fiscal year 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations
- ---------------------
Income for the Third Quarter

Net income for the third quarter ended March 31, 1996, was $9.5 million or $.52 per share, a 33 percent decrease, compared to $14.1 million or $.75 per share before last year's defense systems restructuring and early debt retirement. Last year's quarterly results including the charges was a $39.9 million loss or $2.12 per share. Sales for the quarter of $228.9 million decreased 2 percent compared to $232.6 million last year.

Income for the quarter decreased due primarily to a loss from the fastening systems $5 million write-off of inventory and lower operating margins. The quarter was also negatively impacted by Castor IV program requalification costs and facility closure expenses. The prior year's quarterly results were favorably impacted by the recognition of a $3 million pre-tax reduction in accrued health care costs from personnel reductions. The quarter was favorably affected by an increase in the recognition of RSRM cost management fees, recognition of equity income from the Howmet investment, reduced interest expense, and a lower effective tax rate.

Income for the Nine Months

Net income for the nine months ended March 31, 1996, was $45 million or $2.43 per share, a 13 percent increase over last year's $39.7 million or $2.11 per share, before recognition of restructuring and debt retirement charges. Year to date net- income for 1996 would have been $38.1 million or $2.06 per share excluding the $21.3 million or $1.15 per share after-tax interest income from income taxes and research tax credit, and the $14.4 million or $.78 per share after-tax fastening systems charges recognized in the second and third quarters. Last year's net loss for the nine month period including the charges was $14.3 million or $.76 per share. Sales of $661.8 million for the nine month period decreased 4 percent from $689.4 million last year.

Business Segment Sales and Income for the Third Quarter

Space systems sales for the quarter of $101.9 million decreased 11 percent or $13.1 million compared to 1995, while related operating income of $13.4 million declined 16 percent or $2.6 million. The sales decrease was due to completion of the RSRM processing contract during the first quarter and a decline in Castor and STAR motor deliveries. The decline in income for the quarter resulted from lower space systems sales and Castor IV requalification costs of $1.5 million. Prior year's margins benefited from a $1.9 million reduction in accrued health care costs. Income for the quarter was favorably impacted by continuing effective cost management performance on the RSRM program resulting in the recognition of $2.8 million of additional cost management incentive fee (CMF) recognized over last year. Approximately $1.8 million of the CMF related to fee earned on prior years' costs. The Company continuously evaluates actual and forecasted RSRM cost performance and anticipates further CMF increases during fiscal year 1996 assuming continuing favorable RSRM program performance.

Defense systems sales increased 13 percent to $65 million while operating income of $5.5 million was unchanged from 1995. The increase in sales resulted from a significant rise in demilitarization activity and an increase in flare deliveries and Trident production. Income resulting from higher sales was offset by $1 million of facility closure costs. Prior year's margins were increased by a $1.1 million reduction in accrued health care costs.

Fastening systems sales for the quarter were $62 million, a 3 percent increase over 1995. The current quarter operating loss of $4 million, resulting from a $5 million inventory charge, compares to income of $5 million for the prior year quarter. This loss follows a $7.2 million inventory charge and a $5.9 million restructuring charge taken in the second quarter. Operating margins for the quarter excluding the charge would have been 1.7% compared to 8.3% last year. The sales increase resulting from improving domestic aerospace sales was partially offset by a decline in domestic industrial sales, particularly in the transportation markets. The decrease in income, other than from the inventory write-off, results primarily from a decline in domestic industrial sales and margins, lower domestic aerospace margins including continued high production costs at the Lakewood, California facility and nonrecurring restructuring costs. Efforts to reduce inventory levels have resulted in higher period costs due to lower production levels.

Business Segment Sales and Income for the Nine Months

For the nine month period, RSRM contract sales and profit accounted for approximately 44 percent of consolidated net sales and 64 percent of consolidated operating income before the $18.1 million before tax fastening systems charge. The current contract with NASA extends the Space Shuttle solid rocket motor production through fiscal year 2000. At the present time, current long-term NASA planning includes a follow-on RSRM contract on which the Company anticipates it will bid. Last year NASA reduced the shuttle launch rate from 8 to 7 flights per year. The reduction in future revenues and profits from the reduced annual launch rate is not expected to be material. The Company's contract to perform RSRM processing work at the Kennedy Space Center (KSC) has not been renewed and work was completed during the first quarter. Projected lost revenues and profits from the KSC processing contract in 1996 are $21.7 and $1.6 million, respectively. NASA's continued emphasis on cost containment to control its budget combined with the Company's emphasis on cost reductions should produce lower RSRM sales for the remainder of fiscal year. However, contract incentives to reduce costs over the life of the contract should result in the award of higher incentive fees in the future based on actual and anticipated contract cost performance.

Cost management award fees of $ 51.6 million have been recognized on the RSRM contract. Realization of such fees is reasonably assured based on actual and anticipated favorable contract cost performance. All of the cost management award fees, however, remain at risk until completion of the contract and final NASA review. Unanticipated contract problems eroding cost management performance could cause a reversal of some or all of the fee awards recognized in prior periods and would be offset against NASA receivable amounts or be directly reimbursed by the Company. Circumstances which could erode cost management performance include a failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems including supplier problems which result in RSRM production interruptions or delays, and major industrial safety incidents. The 1995 restructuring will negatively impact space systems income in 1996 by approximately $3 million of operating costs relating to the relocation of equipment from the Huntsville, Alabama plant and by the requalification of the Castor IV program at the Company's Northern Utah facility. During the first nine months, $2.6 million of these costs were incurred.

Due to reductions in government defense spending, the Company expects future declines in defense systems sales and income during fiscal year 1996 and 1997 as government defense spending reductions continue. Trident sales and profits will decline from 1995 levels due to reduced production. Standard Missile, Patriot, Sidewinder and Hellfire motor production will be substantially completed during 1996. Reduced defense spending has created a highly competitive pricing environment for tactical programs and has significantly limited new program opportunities. The propulsion industry continues to be characterized by overcapacity. As a result of the 1995 restructuring, defense systems will be negatively impacted in 1996 by approximately $5 million of relocation and operating costs at the Huntsville,

Alabama and Omneco Inc. manufacturing facilities. During the first nine months, $3.6 million of these costs were incurred.

At the GOCO's all U.S. Army directed production was completed in 1995 with sales and profits declining significantly in 1996. Both GOCO plants are being maintained under a facilities contract.

The Company has submitted a request for equitable adjustment to the government for recovery of approximately $38 million of projected post retirement medical, disability, and workers compensation benefit costs resulting from the Company's past performance on various contracts to operate the GOCO's.

Assuming a continuing improvement in the aircraft market, fastening systems sales are anticipated to increase slightly over 1995. Income, excluding the year to date $18.1 million inventory and restructuring charges, will decrease. Sales and income from domestic industrial fasteners (excluding the acquisition of Automatic Fastener Corporation which achieved record levels in
1995), decreased 16 and 37 percent respectively, for the first nine months compared to 1995 and are projected to decline further for the year on the expected continuing slowdown in the transportation markets. Domestic aerospace fastener revenues and operating margins (excluding the Lakewood, California facility) should improve over 1995 as commercial aircraft build rates are anticipated to stabilize after several years of decline. Losses at the Lakewood facility, purchased in 1994, result from higher than anticipated production costs due to changing customer specifications and manufacturing inefficiencies. Losses are anticipated to continue at the Lakewood facility into the first quarter of fiscal year 1997. International operating margins have been negatively impacted by the mix of low margin product sales and new product marketing costs.

Other Activities

For the quarter, the Company recognized income of $1.7 million on its Howmet investment. Howmet sales of $261 million for the quarter increased by $26 million or 11 percent, over the prior year's quarter. Income from operations excluding amortization of acquisition related assets and acquisition financing costs, was $27 million, a 56 percent increase over last year's quarter.

The effective income tax rate of 31.2% for the quarter compared to 39.5% last year (excluding the tax impact of the restructuring charges) resulted from the recognition of credits for prior year research expense and a lower effective rate on Howmet equity income.

General and administrative expenses for the quarter of $20.3 million increased 8 percent compared to the prior year. The $1.2 million decrease in interest expense for the quarter resulted from the reduction in long-term debt.

During the quarter, the Company announced the fastening systems segment's receipt of a three-year $16 million order to manufacture proprietary blind bolt construction fasteners for Japan's Daiwa House Industry Co. Ltd. The fasteners will be manufactured at the Waco, Texas plant. The ULTRA-TWIST(TM) blind fastener system was jointly developed by the Company and Daiwa House over a five-year period.

The Company announced the headquarters of Huck International Inc. (fastening systems operations) will relocate from Irvine, California to Tucson, Arizona by July 31, 1996.

On February 19, 1996, the Company announced the signing of an agreement with Morton International's Automotive Safety Product group (Morton) for the development of new gas generates and inflator technology. The companies anticipate co-developing a series of advanced non-azide automobile airbag inflators.

Howmet Acquisition
- ------------------
During the second quarter of 1996, the Company and the Carlyle Group (Carlyle) formed a jointly owned company, Blade Acquisition Corp. (Blade), to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owns 51% and Thiokol owns 49% of the Blade voting common stock. In addition to the Company's $98 million equity investment in Blade voting common stock, the Company also invested $50 million in Blade for 9% paid-in-kind non-voting preferred stock. The Company accounts for its 49 percent minority investment in Blade using the equity method.

On December 13, 1995, Blade completed the acquisition of Howmet Corporation, the world's largest manufacturer of investment casting components for aircraft and industrial gas turbine engines for $750 million plus an additional $27.1 million of related fees and expenses. The acquisition includes the Cercast Group, a major producer of high-quality aluminum alloy investment castings. The acquisition is accounted for by the purchase method. The acquisition was financed by a $250 million equity investment from Blade, $475.7 million of Howmet nonrecourse debt, and a $51.4 million receivable facility. The Company has a three year option to acquire the Carlyle's Blade equity beginning after December 13, 1998 at fair value. Subject to favorable Howmet financial and operating performance and favorable conditions in the financial markets, the Company expects to exercise its option. The Company expects the Howmet investment to provide minimal earnings in fiscal year 1996. Howmet earnings are expected to improve as debt and related interest expense are reduced from internal cash flows and expected improvements occur in the commercial aircraft industry.

The Company's $148 million investment was reduced by a $2 million transaction fee paid by Howmet to the Company for services provided in connection with the acquisition. The Company and Carlyle each receive annually from Howmet a $1 million management fee. As part of the purchase, Blade received indemnifications from the seller, secured by bank letters of credit, for liabilities over amounts reserved relating to environmental and certain other liabilities existing at the purchase date.

Restructuring and Impairment
- ----------------------------
As a result of a comprehensive review of the Company's poor operating performance in Europe, a pre-tax restructuring charge of $5.9 million was recognized in the second quarter of 1996 relating to the anticipated shutdown of the fastening system's German operations. Approximately $2 million of additional period costs will be incurred over the next 12 months relating to the transfer of production equipment for continuing product lines to be manufactured at the Company's plant in France. During the current quarter the Company notified the 82 affected employees of the German plant shutdown. The charge includes $3.6 million of employee severance expense, a $1.7 million write down of long-lived assets, and $.6 million write down of discontinued inventory.

The severance benefits are included under "accrued compensation" in the consolidated balance sheet and relate to the 82 employees classified as follows:

                                         Identified             Remaining
                                        Terminations          Terminations
                                      December 31, 1995      March 31, 1996
                                      -----------------      --------------
Production staff                              57                    57
Administration and finance staff              18                    18
Sales staff                                    7                     7
                                              --                    --
                                              82                    82
                                              ==                    ==

During the 1993-1994 defense industry down turn, pricing pressures required the Company to review operations and reduce operating costs to remain competitive. During the third quarter of 1995, the Board determined a consolidation of the Company's manufacturing facilities and associated write down of assets was required to satisfy the requirements of SFAS 121. The Company recorded a $61.4 million pre- tax defense systems restructuring and related impairment charge including a $20 million write down for impaired long-lived assets and a $23.6 million write down of goodwill. Fair value of goodwill and fixed asset write downs was determined by estimating discounted cash flows from future defense and non-shuttle vehicle operations. Also included was an estimated restructuring loss of $10.5 million on the disposition of fixed assets from two manufacturing facilities, and a $7.3 million cash restructuring charge for costs related to the facility closures including $2.3 million of employee severance costs. The restructuring included 360 employee terminations. Fair value of the Huntsville and Omneco assets was based on estimated cash proceeds from asset sales net of the costs of disposal. The closure of the Omneco facility is completed, except for the sale of the land and building. The closure of the Huntsville facility is expected to be completed in the second quarter of fiscal year 1997. Obligations totaling $5 million related to facility closure issues are included in "other non-current liabilities".

The severance benefits are included under "accrued compensation" in the consolidated balance sheet and relate to the 360 employees classified as follows:

                                             Identified         Remaining
                                            Terminations       Terminations
                                           March 31, 1995     March 31, 1996
                                           --------------     --------------

     Production staff                            267                119
     Administration and finance staff             93                 51
                                                 ---                ---
                                                 360                170
                                                 ===                ===

A summary of restructuring reserve activity by program follows:

                                               U.S       Germany
                                              Plant       Plant
                                             Shutdown    Shutdown     Total
                                             --------    --------   --------
Reserve Balance at March 31, 1995 ........   $ 17,780               $ 17,780
Reductions (noncash) .....................      (555)                   (555)
Payments made ............................      (284)                   (284)
                                            --------                --------
Balance at June 30, 1995 .................    16,941                  16,941
Reductions (noncash) .....................    (1,628)                 (1,628)
Fastening Systems restructuring ..........  $  3,597       3,597
Payments made ............................      (666)                   (666)
                                            --------    --------    --------
Balance at March 31, 1996 ................  $ 14,647    $  3,597    $ 18,244
                                            ========    ========    ========

Cash related restructuring charges of $4.9 million are expected to be paid over the next three quarters. A remaining $5 million of cash expenses are expected to be paid over future periods. The Company is negotiating with the government for recovery of certain of these costs. The Company estimates a savings of approximately $2.3 million in amortization and depreciation and approximately $7 million in overhead reduction for the current year.

Liquidity and Capital Resources
- -------------------------------
For the nine months ended March 31,1996, net cash flow from operations was $151.3 million compared to $58.7 million in 1995. Cash flow increased as the result of a reduction in receivables ($77.5 million) and a $23.5 million decrease in inventories and prepaid expenses compared to a $16.9 million increase in 1995. The majority of the receivable reduction results from the collection of $79.6 million of income tax refunds. Neither the $27.5 million of interest income related to income taxes nor the $18.1 million fastening systems charge affected cash flow.

Major 1996 investing activities include the $146 million Howmet investment and $21.3 million investment for purchases of property, plant and equipment, compared to the $33.0 million investment in 1995. During the second quarter, the Company completed the $6.5 million purchase of Air Force Plant 78 in Northern Utah from the government. Capital expenditures, excluding the purchase of Howmet and Plant 78, decreased significantly in 1996 from 1995. The majority of the decrease is attributed to capital spending of $15 million last year at the Yellow Creek nozzle facility compared to $5.0 million received in capital reimbursements this year relating to prior year's spending. NASA terminated the construction of the Yellow Creek facility during the fourth quarter of last year. Fastening systems capital expenditures also declined in 1996 from the prior year.

Cash flow provided by financing activities of $7.7 million compares to $56.9 million in cash used last year. Last year's cash flow was negatively impacted by the early retirement of $85.6 million of long-term debt. Cash flow provided by financing activities in 1996 resulted from an increase in short-term borrowing of approximately $19.4 million to finance the investment in Howmet. Year to date, 124,600 shares of common stock have been repurchased for $4.3 million with approximately 625,000 shares remaining from the original 1.5 million share authorization to be continued when conditions are deemed appropriate by the Company.

At March 31, 1996 the Company's current ratio of 1.5 decreased from 2.1 at June 30, 1995, and at March 31, 1996, working capital of $92 million decreased $133.1 million since June 30, 1995. The declines in the current ratio and working capital are primarily the result of cash and short-term borrowing used to finance the $146 million net investment in Howmet. At March 31, 1996, the Company's debt to equity ratio was 18.8 percent compared to
16.2 percent at June 30, 1995. The Company may incur significant additional debt if it exercises the three year option to acquire the Carlyle's equity interest in Howmet. The consolidated debt of the two combined companies would significantly increase the Company's debt to equity ratio.

The Company has outstanding authorizations for capital expenditures of approximately $36 million.

Future estimated cash flow from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program for the remainder of the fiscal year.

The Company has filed a shelf registration statement with the Securities and Exchange Commission for the issuance long-term financing in amounts, type, and timing as considered appropriate.

As of March 31, 1996, the Company had available revolving credit and other committed facilities of $140 million, of which $96 million remained unused.

                         PART II - OTHER INFORMATION


Item 1. LEGAL PROCEEDINGS

McDonnell Douglas v. Thiokol Corporation
- ----------------------------------------
In July 1992, McDonnell Douglas filed a claim for damages of $17 million for breach of warranty and tort damages, plus about $19 million in prejudgment interest based upon the failure in 1984 of two STAR 48 motors (manufactured to plaintiff's specifications by the Company's Elkton Division) to lift telecommunication satellites into geosynchronous orbits. Trial on the merits of the Plantiff's claim before the United States District Court, Central District of California, was completed during the second fiscal quarter. The Court ruled for the Company on all counts of the Plaintiff's complaint. The plaintiff has since filed an appeal with the Ninth Circuit Court of Appeals. Based on the District Court's findings of fact and conclusions of law, the Company anticipates, at this time, a favorable decision by the Court of Appeals. The Company's costs of defending the suit are being reimbursed by its insurance carrier subject to reservation of rights.

Item 5. OTHER INFORMATION

During the quarter, the board of directors of the Company was increased to ten members with the appointment of Admiral William O. Studeman, U.S. Navy retired, and former Deputy Director of Central Intelligence.

Bruce M. Zorich has been named president of Huck International, the Company's Fastening Systems business segment, effective April 15, 1996.

Pursuant to the "Safe Harbor" provisions of the Private Securities Legislation Reform Act of 1995, the Company filed a Form 8-K report on May 14, 1996, providing cautionary statements identifying factors that may cause actual results to differ from those results projected in forward looking statements made by the Company.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

    (a) The Company filed a Form 8-KA report on February 8, 1996, as an amendment to the 8-K filed on December 21, 1995; financial statements were filed therewith. The 8-KA report was related to the Company's minority investment in Blade Acquisition Corp. and the acquisition of Howmet by Blade.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           THIOKOL CORPORATION
                                               (Registrant)




Date:  May 15, 1996                        /s/ Richard L. Corbin
      -------------                       --------------------------------
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