Form 10-K
period 1996-06-30
THIOKOL CORP /DE/
filed 1996-09-26
CIK 68366

- -----------------------------------------------------------------------


                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

     (Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended June 30, 1996

                                    OR

[    ] TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934       (NO FEE REQUIRED) Commission file number 1-6179

                            THIOKOL CORPORATION
     Incorporated in the State of Delaware          IRS Employer Identification
                                                           No. 36-2678716

                        Principal Executive Offices
                2475 Washington Boulevard, Ogden, Utah 84401
                      Telephone Number: (801) 629-2000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                 Name of Each Exchange
                                             on Which Registered
        ---------------------               -------------------------
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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 30, 1996, ($44.875 per share): $818,267,039.

     Number of shares of Common  Stock  outstanding  as of August 30, 1996:
18,234,363.

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1996: Parts I, II, and IV.

2. Portions of definitive Proxy Statement dated September 20, 1996: Parts III and IV.

- ----------------------------------------------------------------------------

                                   PART I

ITEM 1.       BUSINESS

     Thiokol Corporation (the "Company") manufactures solid rocket propulsion systems and related products, ordnance, flares, gas generators, and actuators, and provides services for the aerospace and defense markets and specialty fastening systems for aerospace and industrial applications. Founded in 1930, Thiokol Corporation and its successor, Thiokol Chemical Corporation (old Thiokol), operated in various corporate forms until merged in 1982 with Morton-Norwich Products, Inc., and operated thereafter as a division of Morton Thiokol, Inc. After the 1989 spin-off of the specialty chemicals, salt, and automotive-restraint businesses to a newly-formed publicly-traded company, Morton International, Inc., the Company's aerospace and defense business operated independently as Thiokol Corporation. In 1991, the Company acquired the aerospace and industrial fastener business of Huck Manufacturing Company. The Company operates this fastening systems segment of the business as a wholly-owned subsidiary, Huck International, Inc. ("Huck"). Huck acquired the threaded lock bolts, locknuts, and related product line assets of the Deutsch Manufacturing Company in 1994 and acquired the assets of Automatic Fastener Company, manufacturer of blind fasteners for automotive and industrial applications, in January 1995. The Company established the Defense and Launch Vehicles Division in 1995 reflecting the consolidation of certain of its defense and solid propulsion product lines.

     During fiscal year 1996, the Company and The Carlyle Group, a private merchant investment firm ("Carlyle"), formed a jointly-owned company, Blade Acquisition Corp. ("Blade"). The Company owns 49 percent and Carlyle owns 51 percent of the outstanding Blade voting common stock. In December 1995, Blade completed the acquisition of Howmet Corporation ("Howmet"), the world's largest manufacturer of investment casting components consisting primarily of turbine airfoils (both moving blades and stationary vanes) used in aircraft and industrial gas turbine engines and the Cercast Group, a major producer of high-quality aluminum investment castings used in the defense electronics and commercial aerospace industry. The Shareholders' Agreement between the Company and Carlyle provides the Company with a call option, exercisable during a three-year period commencing the third year from the Closing Date, December 13, 1998, to purchase all of the voting common stock of Blade owned by Carlyle. Upon the Company's exercise of the call option, an event the Company reasonably anticipates will occur, but does not guarantee, at a purchase price valuation process set forth in the Shareholders' Agreement, the Company will own all of the issued and outstanding common stock of Blade and indirectly owns Howmet, and the Cercast Group which will become the investment casting business segment of the Company. The Shareholders' Agreement contains a change in control provision which provides the Company the right to accelerate the exercise of the call option in the event of a change of control of Carlyle. In the event of a change of control of the Company as defined by the terms of the Shareholders' Agreement, the Company will effectively lose its option for the purchase of the Carlyle equity investment in Blade.

Business Segments

     The Company operates in three business segments: (i) Space; (ii) Defense; and (iii) Fastening Systems. This business segmentation reflects the Company's reorganization of its defense and launch business unit during fiscal years 1995 and 1996.

     Space  Systems.  The space  systems  segment  consists of solid rocket propulsion systems and related products, research and development and launch support services for the National Aeronautics and Space Administration (NASA) and commercial space applications. Such systems include the Reusable Solid Rocket Motor (RSRM) used for NASA's Space Shuttle. The current Buy III Space Shuttle contract awarded to the Company in 1991 to build 142 solid rocket motor boosters for the NASA Space Shuttle program has approximately $1.0 billion remaining through its projected completion date in fiscal year 2000. The Buy III contract is a "cost plus award fee" contract with an award fee based on the degree of the Company's success, as rated by NASA, of meeting contract standards relating to program safety, management, reliability, quality assurance management, delivery, and hardware flight performance on the contract. The Company also receives a cost-incentive fee for meeting certain predetermined cost-reduction targets. The delivery rate and the Company's contract accrual rate for financial statement purposes is subject to continuing NASA's funding, NASA's Shuttle flight scheduling (currently seven flights per year), and program performance. The NASA contract is subject to termination for convenience by the federal government with the Company retaining such rights of recovery for costs and expenses provided by the government procurement laws and regulations, and contract terms and conditions. NASA has announced plans to restructure and reorganize the Shuttle program to include a single prime contractor or prime contractor group to manage many program functions now managed by NASA. Such restructuring will occur over a transition period of several years. The Company's position as a contractor to NASA is expected over time, most probably with completion of the Buy III contract, to shift to the role of a subcontractor to the prime contractor, although there can be no assurance that such shift will occur. Since the Company is the only qualified manufacturer of the RSRM and the time and cost to requalify a second source of supply would be prohibitively expensive in light of declining government expenditures for the Space program, the Company anticipates continuing participation in the Shuttle program after completion of the Buy III contract. The Company's service contract at the Kennedy Space Center in Florida terminated in October 1995. The Company retains certain shuttle RSRM solid rocket motor launch oversight activities at the Kennedy Space Center. During fiscal year 1996, the Company substantially recovered its costs, expenses and investments made in connection with the termination in fiscal year 1995 of the performance of the NASA Yellow Creek, Mississippi nozzle facility contract.

     The Company's family of CASTOR solid rocket motors is used in the first and second stages of a number of expendable launch vehicles and as strap-on boosters for medium and heavy lift vehicles for space, defense, and commercial applications.

     The Company's CASTOR 120(R) motor has been designed as a low-cost 120,000 pound class motor for the small launch vehicle market. This motor is designed for first and second stage propulsion and for strap-on booster applications. The CASTOR 120 motor has been selected as the propulsion system for the Lockheed Launch Vehicle and the Orbital Science Taurus(R) launch vehicle. The application of the CASTOR 120 motor includes launch
vehicles  for  placement  of   communications,   mapping,   and  scientific
satellites into earth orbit. The Company is currently under contract to provide eight CASTOR 120 motors to Lockheed/Martin Aeronautics for its LLV family of launch vehicles and three motors to Orbital Science. Although the first demonstration launch vehicle utilizing the CASTOR 120 motor failed to properly place the satellite payload in orbit, the Company believes, but cannot be assured until after completion of successful demonstration flights and testings, the technical problems associated with the launch vehicle have been resolved. The motor loss was covered by insurance. During fiscal year 1997, three CASTOR 120 motor launches are planned.

     The CASTOR IVA motor is designed with 110,000 pounds of thrust for use as strap- on boosters. The Company currently has orders for the production of twenty-four CASTOR IVA motors to Lockheed/Martin Aeronautics for the Atlas IIAS program. The Company's CASTOR IVB motors equipped with thrust vector control deliver 100,000 pounds of thrust and have been selected to support the United States Department of Defense's Target Critical Measurement Program.

     Production of CASTOR IVA and CASTOR IVB motors has been transferred to the Company's Promontory, Utah, facility from the Huntsville, Alabama, facility which has been closed.

     During fiscal year 1996, there were four successful CASTOR IV motor flights, including flights on the Atlas IIAS program. During fiscal year 1997, four flights are planned by the Air Force.

     The Company's family of STAR(TM) motors manufactured at its Elkton, Maryland, facilities provide upper stage propulsion systems for a number of launch vehicle systems. The STAR motors also provide satellite positioning
for  space,   defense,  and  commercial   applications.   The  Company  has
successfully  tested and qualified movable nozzle technology for STAR motor
applications.   During  fiscal  year  1996,   the  Company's   STAR  motors
successfully completed fifteen missions utilizing thirty-five motors, including the Global Positioning Satellites, Korea Sat, and INMARSAT.

     Defense Systems. The Defense Systems segment of the Company's business consists of design, manufacturing, and related services and sale of propulsion systems, gas generators, and ordnance to the federal government and for qualifying foreign military sales.

     For strategic and tactical markets, the Company produces or is otherwise a qualified producer on a number of propulsion-related programs and products. Major strategic programs include a joint venture arrangement with Alliant Technologies, Inc., which was restructured and consolidated by the Navy during 1995 to produce the first, second and third stages of United States Navy submarine launched Trident II missile systems. Consistent with industry practice, the joint venture is operated as a teaming arrangement which is used as a billing mechanism and serves to keep overhead expense at a minimum. The Company utilizes the percentage of completion method to recognize sales and profits on this incentive-type contract. Profit recognition under the contract includes the Company's and its partner's estimate of their respective performances on such contract.

     The Company has an Air Force contract to monitor the service life of the Minuteman III Stage I motors and a development contract for the Minuteman propulsion replacement program including the development and qualification of new materials, propellants, and refurbishment of components for the Minuteman Stage I.

     During fiscal year 1996, the Company substantially completed the consolidation of certain of its tactical motor manufacturing operations from the Huntsville, Alabama, facility to the Company's facilities in northern Utah and Elkton, Maryland. Production at the Huntsville facility was completed during fiscal year 1996. After completion of the program re-qualifications required as the result of such program relocations, the Company expects to remain a qualified manufacturer of tactical propulsion systems and related products for the Harm, Patriot, Maverick, and VT-1 Sidewinder programs at the Company's northern Utah and Elkton, Maryland facilities. The Company maintains a sole source position on the vertical launch ASROC and Harpoon programs. The Company's Omneco Operations in Carson City, Nevada, manufacturer of metal parts for tactical propulsion systems, was closed and operations discontinued during fiscal year 1996.

     The Company's gas generator and ordnance operations consist of research, development, production, and sale of solid propellant gas generators. This family of products is designed for a variety of functions for space, defense, and commercial applications including thrust vector control actuation, missile launch eject and flight termination systems and attitude control, and propulsion for dispensing ordnance and automotive airbag application.

     The Company's flare operations consist of research, development, and production of visible and infrared illuminating and decoy flares for primarily military applications as well as search and rescue missions.

     The Company has developed technology used for demilitarization of both solid and liquid propulsion systems. The Company has entered into a contract funded by the federal government's Defense Nuclear Agency for the conversion of liquid propellant from missile systems located in the former Soviet Union into commercial materials.

     Loading operations managed by the Company under contract for the Army-owned ammunition facilities near Marshall, Texas and Shreveport, Louisiana have been discontinued. The Company provides maintenance services to the Army for these facilities which will be discontinued during fiscal year 1997. Under agreements with the Army, the Company is permitted to use the facilities for limited third-party production contracts.

     The Company continues work on a number of product developments including support work on a heavy-lift launch vehicle system, hybrid propulsion, booster technologies, propellant, and nozzle technology for Theater Missile Defense applications. Development work continues in both solid and liquid explosives technologies for both commercial and military applications. Present technology used in conjunction with the Company's propulsion motor case is being developed and tested for commercial applications. During fiscal year 1995, the Company organized the TCR Composites Division for the commercial development of a lower cost carbon fiber resin technology. During fiscal year 1996, the Company entered into a joint technology development agreement with Morton International, Inc. for development of non-sodium azide gas generant airbag and initiator technology. The Company's Science and Engineering group maintains ongoing research projects funded under various Company, commercial, and government programs and provides support to the Company's space and defense propulsion system programs. Federal export laws, controls, and regulations impact or otherwise restrict the export of the Company's propulsion products and technical knowledge.

     Fastening Systems. The fastening systems segment consists of the development, production, and sale of threaded and non-threaded fasteners consisting of lock bolts, blind bolts, locknuts, blind rivets, cap screws, and product installation tooling. Fasteners and fastening systems are sold to customers directly by the Company and through a distribution network, domestic and foreign. The fasteners are manufactured from high strength metal and metal alloys and are sold under various trade names and trademarks to aerospace and industrial markets for original equipment and other market use. Product installation tooling is also manufactured and marketed to provide customers complete fastener installation systems. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification required by domestic and foreign regulatory agencies such as the Federal Aviation Administration as to plant and product quality and lot traceability is important for the aerospace market acceptance of the Company's fasteners. The Company's fasteners have been qualified by major domestic and foreign aerospace companies in order for such customers to use such fasteners in original equipment and aftermarket aircraft products.

Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes the Company's fastening systems for certain structural applications such as bridges and building columns.

Competition

     Space Systems. The Company is the sole source supplier of RSRM solid rocket motors, the only domestically human-rated solid rocket propulsion, for NASA's Space Shuttle program. The Shuttle Buy III contract was placed directly with NASA. The Company, as the only qualified source of supplier for the RSRM, does not compete with other manufacturers. The Company, Alliant Technologies, Inc., and the CSD Division of United Technologies, Inc. are the major suppliers of heavy-lift solid propulsion launch vehicles for space and strategic applications and are competitive with each other with regard to medium, light, and strap-on launch vehicles for commercial space applications. Both foreign governments and foreign private enterprises have solid rocket propulsion systems competitive with propulsion systems manufactured by the Company. For Space Systems' products, other than the RSRM solid rocket motors sold to the federal government or federal government prime contractors, the primary method of competition is through the Company responding to a request for proposal or complying with other government procurement procedures under federal acquisition regulations in competition with others responding to the terms and conditions requested for proposal and negotiated contracts with others. Commercial launch vehicle products are sold primarily through responding to the terms and conditions of a request for proposal or negotiated contracts in competition with others. Principal competitive factors are cost, technical performance, quality, reliability, depth and capability of personnel and adequacy of facilities. Except for the sole-sourced RSRM solid rocket motor, the Company's Space system products are sold primarily on price. The Company's competitive strength is also enhanced by the technical performance, quality, and reliability of its solid propulsion products for space launch applications.

     Defense Systems. The Company's defense-related solid rocket propulsion systems, services and related products are competitive with Alliant Technologies, Inc. and CSD's strategic programs. The Company is also competitive with the Aerojet Division of Gen Corp. and the ARC Division of Sequa Corporation on a number of tactical motor programs.

     Reductions in Department of Defense expenditures and in quantities being procured for strategic and tactical solid rocket motor programs have substantially increased the competitive pressure for these products. The primary method of competition for defense- related products and services is by responding to a request for proposal from the federal government or federal government prime contractor or complying with procurement procedures under the federal acquisition regulations in competition with others. Price, quality, reliability, performance, depth and capability of personnel, and adequacy of facilities are the principal competitive factors in the defense market for strategic and tactical solid propulsion products. The Company's defense related products are subject to competitive pricing and the cost structures of its competitors. The Company's defense related products are sold primarily on price.

     Fastening Systems. Fastening systems are manufactured by a number of competitors with no one manufacturer having a major position in the aerospace or industrial fastening markets. Competitive with the Company's threaded and non-threaded fastening systems are alternative fastening methods. Competition for orders from aerospace original equipment manufacturers is often dependent on customer qualification required by government regulations of the Company's fasteners. The Company's fastening system products compete not only on price, but also product quality and the Company's ability to provide customer service and delivery. Fastening systems applications and tooling help differentiate the Company's fastening systems products. Aerospace fastener competition is primarily through responding to request for proposals made by major aerospace contractors and distributors and purchase orders. Industrial fastener competition is primarily through requests for proposals, purchase order quotations and negotiated contracts in competition with others. The Company's fastening systems compete on quality, delivery, price, and ability to provide customer fastening installation solutions through specific-purpose tooling and fasteners. The Company maintains a proprietary patented position for certain of its fastener designs for which certain limited licenses have been granted to competitors. The Company also manufactures certain fasteners under licenses from competitors.

Research and Development

     Company-sponsored research and development activities relate to new products and services and improvement of existing products and services. The Company's R&D cost was $13.3 million, $15.0 million, and $15.4 million and represented 1.5 percent, 1.6 percent and 1.5 percent of revenues for fiscal years 1996, 1995, and 1994, respectively; the amount spent during the same periods for customer-sponsored R&D (primarily U.S. government-funded) was approximately $56.6 million, $25.1 million, and $25.5 million, respectively.

Environmental Matters

     Compliance with federal, state, and local environmental requirements with respect to the Company's facilities, including formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time expected to have a material adverse effect on the Company's financial condition or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed related to environmental matters respectively were $2.6 million and $9.3 million for fiscal year 1996 and are estimated to be $3.0 million and $9.4 million for fiscal year 1997. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations, and engages in environmental remediation activities of its sites and sites of third parties where appropriate.

     The Company is involved with two Environmental Protection Agency (EPA) superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act (CERCLA) in Morris County, New Jersey, operated about thirty years ago by the Company for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site ("Klockner"). At this site, the Company's estimated cost for response costs, site remediation, and future operation and maintenance costs is approximately $5.5 million of which approximately $.6 million will be spent during fiscal year 1997. In 1996, the Company negotiated a consent decree with the state of New Jersey for the Rockaway Township Well Field Site ("Denville"). At this site, the Company's estimated cost for response costs, site remediation, and future operations and maintenance costs is approximately $4.6 million of which approximately $0.55 million will be spent in fiscal year 1997.

     The Company has settled a third party claim covering environmental issues at the Woodbine, Georgia, site operated by the Company from 1963 to 1976. Under the terms of the agreement, the Company paid $.425 million for past costs incurred by the third party relating to ownership of the site. The Company is also investigating and remediating certain solid waste management units (SWMU's) related to past operations conducted by the Company. The third party retains all other environmental liability for the site. The total estimated investigation and remediation costs for the site is approximately $0.6 million of which approximately $0.2 million will be spent in fiscal year 1997.

     The Company believes that the eventual cost for site remediation matters known at this time, before any recoveries from insurance and third party contributions by other responsible parties including the federal government, is estimated to be $19 million. The Company has established a receivable in the amount of $2.3 million for expected reimbursement or recovery for environmental claims, costs and expenses from third parties, including the federal government. During fiscal year 1996, the Company settled outstanding environmental liability claims with insurance carriers receiving payments of $8.7 million from such carriers of which $5.3 million was used to settle reimbursement claims with the federal government for fiscal years 1990 through 1996. The Company's policy and accounting for environmental matters is set forth in Note 1 and Note 13 of the Company's consolidated financial statements. The Company believes that after recoveries from third parties and the federal government, any net liability for which it may ultimately be responsible in excess amounts currently accrued, would not be material to the Company's financial condition and results of operations.

     The Company has negotiated an agreement with the federal government to recover certain environmental costs and expenses incurred in connection with the performance of government contracts in the forward pricing on certain of the Company's government contracts.

Employees

     The approximate number of employees of the Company on June 30, 1996, was 5,900 compared to 7,200 on June 30, 1995. Space Systems and Defense and Launch Vehicles Division employees totaled approximately 3,600 on June 30, 1996, compared to 4,800 on June 30, 1995. Fastening systems employees totaled approximately 1,600 on June 30, 1996, compared to 1,700 on June 30, 1995. Reduced employment levels reflect lower levels of business activity in non-Shuttle related propulsion and defense-related programs. Reductions in Shuttle-related employment reflect continuing improvements in production efficiencies. Ordnance-related employment levels are down due to discontinuance of Army loading operations at the Louisiana and Marshall, Texas, Army ammunition plants. Fastening systems' employment levels are moderately lower reflecting lower volumes for industrial fasteners.

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

Patents and Trademarks

     The Company has approximately 373 patents and patent applications, of which 289 relate to the Space and Defense Systems business segments, and 84 relate to the fastening systems segment. As a government contractor, the Company conducts independent research and development (IR&D) to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies (Contract R&D).

     Approximately eighty-six percent of the Company's patents in the Space and Defense Systems business segment were developed under Company funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under Contract R&D programs.

     The Space and Defense Systems business segment patents have the following remaining duration: approximately seventy-four percent of the patents have a duration of more than 10 years; sixteen percent, 5-10 years; and ten percent, less than 5 years. Patent coverage includes propulsion system design, case, nozzle, and propellants. Patents also cover gas generators, ordnance, flare-related products, and the Company's fiber resin technology. Patents cover non-sodium azide gas generant technology used by Morton International, Inc. pursuant to agreements with the Company. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

     Fastening Systems segment patents have the following remaining duration: approximately fifty-one percent of the patents have a duration of more than 10 years; twenty-five percent, 5-10 years; and twenty-four percent less than 5 years. Major aerospace fastening systems covered by patents include a lightweight grooved proportional lock bolt and the "Unimatic" blind bolt rivet. Major industrial fastening systems covered by patents include "Huck-Fit" lock bolts, "Magna-Lok" blind rivets, "Ultra-Twist" blindbolt for box beam construction applications and "Magna-Grip" lock bolts with patent lives remaining of more than 10 years. Certain of the Company's fastener products are manufactured under licenses from competitors.

     Although the Company believes that its present competitive position is enhanced by its patent and its technical expertise, know-how and proprietary information, no individual patent or group of patents is material to the conduct of the business of the Company.

     Trademarks are important for product identification in the fastening systems segment of the business but are not significant to the Company's propulsion business.

Customers

     The customers of the Space and Defense Systems business segment are primarily the federal government and its prime contractors and subcontractors. Commercial propulsion customers, primarily in the light and medium launch vehicle market, are being developed but are not yet material to the Company's customer base. Federal government contracts and subcontracts entered into by the Company, are by their terms, subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the federal government provided, directly and indirectly, approximately 70 percent of the Company's business in fiscal year 1996, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on its operations. No single non-government customer is material to the overall business conducted by the Company. Fastening systems customers consist of industrial and aerospace original equipment manufacturers and distributors, domestic and foreign. Foreign customers and a foreign sales base are still developing but are not yet material to the Company's customer and sales base.

Backlog Orders

     The Company's backlog of propulsion systems orders on June 30, 1996, and June 30, 1995, was $1.4 billion and $2.3 billion, respectively. The NASA Space Shuttle solid rocket motor booster and related contracts comprise approximately 72 percent of the backlog. It is expected that approximately 41 percent of the orders in backlog on June 30, 1996, will be completed by June 30, 1997; and the remainder thereafter through fiscal year 2000. The backlog represents the value of contracts for which goods and services are to be provided and includes approximately $.5 billion in government contracts for which funds have been approved. The backlog is believed to consist of firm contracts and although such contracts can be changed or canceled with the exception of the RSRM contract, no single change or cancellation is expected to be materially significant to the Company's business. The contract backlog consists of a combination of cost plus award fee, cost plus fixed fee, cost plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Company's fastening systems backlog was approximately $64 million on June 30, 1996.

ITEM 2.           PROPERTIES

     The Company operates manufacturing, research, and development facilities at 15 locations, and administrative and sales offices, warehouses, and service centers at approximately ten locations worldwide. The Company considers its manufacturing facilities, warehouses, and other properties to be generally in good operating condition and suitable for their intended purposes. All Company-owned property is held in fee with no encumbrances. Company leased property obligations are set forth in Note 14 of the Company's consolidated financial statements.

     The Company's consolidation of the Space and Defense Systems business segment facilities was substantially completed during fiscal year 1996 and is considered adequate and sufficient to meet operating needs. As a result of such restructuring, the Company's operations have been discontinued and facilities closed at Huntsville, Alabama and Carson City, Nevada.

     Loading operations at the government-owned Army Ammunition plants near Marshall, Texas, and Shreveport, Louisiana, have been completed. Under maintenance contracts with the United States Army which will expire in fiscal 1997, the Company maintains these plants in an inactive status. Under agreement with the Army, the Company is permitted limited production at these plants of defense and commercially related products under third party contracts.

     The Fastening Systems facilities are sufficient and adequate to meet anticipated demand in the aerospace and industrial fastening markets. Fastening systems business segment corporate headquarters and research and development facilities located in Irvine, California, were closed during fiscal year 1996. The administrative functions were transferred to the Tucson, Arizona, facilities and the research and development activities were relocated to other manufacturing facilities. During fiscal year 1997, the Company will relocate its installation systems division from a leased facility to a new Company-owned facility in Kingston, New York.

     During fiscal year 1996, additions to property, plant, and equipment totaled $29.1 million.

     The following table sets forth the Company's manufacturing locations and the approximate square footage.



                                                                  Buildings (000's Square Feet)
  Manufacturing Location                         Company                            Government
         by Segment                               Owned             Leased             Owned           Total
- ----------------------------------------------------------------------------------------------------------------------
Space and Defense Systems
Segments:1
Northern Utah2                                    2,794                640               6           3,440
Elkton, Maryland                                    381                                                381
Huntsville, Alabama3                                 32                                967             999
Shreveport, Louisiana4                                                               2,731           2,731
Marshall, Texas4                                                                     1,408           1,408
Carson City, Nevada3                                164                                                164
Fastening Systems Segment:
Domestic:
Branford, Connecticut                                                   74                              74
Carson, California                                                     153                             153
Kingston, New York5                                                    105                             105
Lakewood, California                                                   115                             115
Tucson, Arizona                                      76                 10                              86
Waco, Texas                                         371                                                371
International:
Us, France                                           61                                                 61
Osterode, Germany6                                                      25                              25
Shropshire, United Kingdom                           50                                                 50

_______________________________________________________
 1The Company's Space and Defense Systems business segments share facilities in Northern Utah and Elkton, Maryland.
 2During fiscal year 1996, the Company completed the purchase of Air Force
   Plant 78 at Promontory, Utah.
 3Facilities closed during fiscal year 1996.
 4Army ammunition facility maintenance contracts expected to expire during fiscal year 1997.
 5During fiscal year 1997, the Company will relocate to a new Company-owned facility of approximately 142,000 sq. ft. in Kingston, New York.
 6Closure of this manufacturing facility is expected to be completed during fiscal year 1997.

ITEM 3.           LEGAL PROCEEDINGS

Litigation and Regulation

     McDonnell Douglas v. Thiokol Corporation, United States District Court, Central District of California, was filed in July 1992 by plaintiff McDonnell Douglas claiming damages of $17 million for breach of warranty and prejudgment interest of $19 million. The action was based upon the failure in 1984 of two STAR 48 satellite placement motors, manufactured by the Company in accordance with plaintiff's acceptance requirements, to lift telecommunication satellites into geosynchronous orbit. Plaintiff sought recovery of its costs incurred to conduct its failure analysis and motor redesign. After trial on the merits during fiscal year 1996, the Court ruled in the Company's favor on all counts. Plaintiff has appealed the Court's decision to the Ninth Circuit Court of Appeals. The Company believes that its defense verdict will be upheld by the Court of Appeals. The Company defended this suit and is defending the appeal, under an agreement with its insurance carrier pursuant to which the Company's past and future costs of defense are being reimbursed subject to a reservation of rights.

     Thiokol Corporation v. The United States of America. On July 17, 1996, the Company filed an action in the United States Court of Federal Claims seeking payment of costs that arose under its cost-reimbursement contracts with the Government for operation and management of Government-owned, contractor-operated Army ammunition plants in Texas and Louisiana. The Company seeks to recover its costs incurred for Government- approved benefits that workers earned during their years of service at these plants. These benefits include: (i) post-retirement health benefits; (ii) long-term disability benefits; (iii) Workers' Compensation benefits; and (iv) severance benefits. The Company seeks recovery of $39.9 million for these costs, with interest. Approximately $6 million of this amount reflects benefit claims which have been paid to employees by the Company but not reimbursed by the Army, as required by contract. The Company's litigation costs are unallowable expenses for government contract purposes and are not expected to be material. The Company expects to prevail in this litigation, but if it does not, the Company would recognize in that period material non-cash and cash charges. See note 12 to the Company's consolidated financial statements.

 Miscellaneous

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

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3. to Item 401(b) of Registration S-K)

     Generally, Executive Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders. The officers generally serve until the next such meeting, or until their successors are elected and qualified. The next Annual Meeting of Stockholders will be held on October 24, 1996.

     The Executive Officers of the Company on June 30, 1996, were:

                                   Positions Held During Past Five
Name and Age                       Years and Terms of Office
- ------------                       -------------------------

James R. Wilson (55)...............President and Chief Executive Officer since
                                   October 1993; Executive Vice President,
                                   Chief Financial Officer and Treasurer
                                   (1992-October 1993); Vice President and
                                   Chief Financial Officer (1989-92).

Richard L. Corbin (50).............Senior Vice President  and  Chief  Financial
                                   Officer since May 1994; Chief Financial
                                   Officer and Vice President, Administration
                                   Space Systems Division of General
                                   Dynamics Corporation (1976-94).

James E. McNulty (52)..............Executive Vice President Human Resources
                                   and Administration since 1991; Vice Presi-dent Human Resources (1989-91).

Joseph A. Lombardo (63) . . . . . .Vice President Space Operations since
                                   April  1992; (1989-April 1992) Assistant
                                   General Manager Space Operations; prior
                                   to 1989, NASA Marshall Space Flight
                                   Center.

Winston N. Brundige (51) . . . . . Vice President and General Manager,
                                   Defense and Launch Vehicles Division
                                   since July 1994; Vice President and Divi-sion Manager Elkton Division (1991-June
                                   1994); Director of Production (1990-91).

R. Robert Harris (62) . . . . . . .Vice President and General Counsel since
                                   1989.

Robert K. Lund (58) . . . . . . . .Vice President, Science and Engineering
                                   and Technical Director since 1991; Tech-nical Director Advanced Technology (1989-91).

Michael R. Ayers (45)...............Vice President and Controller since January
                                    1996; Vice President Strategic Develop-
                                    ment (1994-1996); Director Finance &
                                    Administration (1986-1994).

Nicholas J. Iuanow (36). . . . . . .Treasurer since 1994; Assistant  Treasurer of the Company (1989-93) .

Edwin M. North (51).................Secretary since 1990.




                                  PART II



ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

     Information concerning the market for the Company's common equity and related security holder matters is included in the section "Dividends and Recent Market Prices" and "Quarterly Financial Highlights" on page 52 of the Company's Annual Report to Stockholders for fiscal year 1996, and is incorporated herein by reference in Exhibit Number 13. As of August 30, 1996, there were 6,004 stockholders of record.

ITEM 6.           SELECTED FINANCIAL DATA

     Selected financial data for the five fiscal years ended June 30, 1996, is included on page 62 of the Company's Annual Report to Stockholders for fiscal year 1996 and is incorporated herein by reference in Exhibit Number 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years ended June 30, 1996, is included on pages 53 through 61 of the Company's Annual Report to Stockholders for fiscal year 1996 and is incorporated herein by reference in Exhibit Number 13.

     The Company sets forth below "Cautionary Statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company SEC filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. In addition to the inherent general business risk, including but not necessarily limited to changes in the level of economic activity in the markets where the Company does business; governmental and regulatory changes; the adverse outcome of litigation or claims (including environmental) asserted against the Company; weather; availability and price of raw materials (such as ammonium perchlorate and rayon yarn, an oxidizer for rocket propellant fuels and an essential material for nozzle wrapping respectively), components, fuel, utilities, and qualified suppliers; work and transportation stoppage; foreign currency fluctuations; events of casualty and calamity; and changes in tax laws and accounting rules; major risks at this time which may impact the Company's forward-looking statements include but are not necessarily limited to the following risk factors:

(i) The Company's National Aeronautical and Space Administration (NASA) Reusable Solid Rocket Motor (RSRM) contract for the Space Shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government (government). Deliveries under the contract may be delayed or extended at the election of the government. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. There is no assurance the Company will be awarded additional RSRM contracts as a follow-on upon completion of the current "Buy III" contract expected to continue until fiscal year 2000. If the Company is awarded such a follow-on contract, the profitability and cash flow from such contract may not be at current levels. NASA's proposed privatization of the Space Shuttle Program could adversely impact the Company's RSRM contract in the out-years.

(ii) The Company's maintenance of non-RSRM space and defense contracts and programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the government or failure of such programs to be funded. The Company's ability to successfully compete and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management including but not limited to program termination, consolidation, or privatization. Risk factors also include the degree the Company successfully manages current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes of a contracting and competitive government procurement environment.

(iii)The products and services, primarily through the Company's fastening systems business segment and the Company's minority equity investment in Howmet Corporation, sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aircraft market and the phase of such cycle at any point in time. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing for their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product and manufacturing qualifications to meet the needs of its major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand and product qualification, and product substitutions by major customers. The Company's potential inability to maintain product pricing, as well as availability, delivery, and service are important risk factors.

(iv) The products and services sold by the Company for domestic and international, and industrial commercial markets, primarily through the fastening systems business segment and the Company's minority equity investment in Howmet Corporation, are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications, and technology associated primarily with aircraft, automotive, transportation, power generation, construction, and other industrial applications. The risks for the Company include management's ability to successfully expand new and existing product lines, to improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies. The Company's ability to maintain competitive products, pricing, availability, delivery, and service are important customer and competitor risk factors.

(v) Many of the Company's products and manufacturing processes utilize highly energetic and hazardous materials. Major liability, employee safety, production disruptions, and asset destruction or impairment risks exist. Unknown environmental hazards including the designation of the Company as a responsible party in a Superfund or similar state enforcement action by the Environmental Protection Agency and environmental claims by third parties pose a significant risk to the Company especially with respect to new acquisitions the Company may make with the implementation of its diversification and growth strategies to the extent such risks are not identified or otherwise indemnified by third parties.

(vi) Management's ability to successfully implement and complete its long-term diversification strategy making the Company less dependent on government space and defense procurement is a strategic risk factor. The exercise of the Company's option to purchase the remaining 51 percent of the Howmet acquisition will in part be dependent on the favorable operational and financial performance, favorable economic conditions, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from the Carlyle Group. Implementation of a successful expansion and diversification strategy including acquisitions of new product lines and additions to existing product lines is a challenging risk to the Company and its long-term success. There is strategic risk associated with the integration and management of new business, such as Howmet, into the existing organization structure.

(vii)Supplier and customer product qualifications are important to the Company as a supplier and as a purchaser. As a supplier, loss or failure to maintain product or manufacturing qualifications from major customers including the government and major commercial aerospace and aircraft manufacturers may result in loss of markets and business for the Company. Vendor, component parts, and raw materials qualifications are important to the Company in the manufacture of its products including major propulsion systems such as the RSRM. Vendor, component parts and raw material qualifications may be limited and the loss of a major vendor as a supplier has the potential to cause a major and material delay in production or program management.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company as of June 30, 1996 and 1995, and the consolidated statements of income, cash flows, and stockholders' equity for each of the three years for the periods ended June 30, 1996, 1995, and 1994, and notes to consolidated financial statements are included on pages 34 through 52 of the Company's Annual Report to Stockholders for fiscal year 1996 and are incorporated herein by reference in Exhibit Number 13.

     Quarterly financial highlights are included on page 52 of the Company's Annual Stockholders' Report to Stockholders for the fiscal year ended June 30, 1996, and are incorporated herein by reference in Exhibit Number 13.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                  PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and nominees for director is included on pages 4 through 6 of the Company's definitive Proxy Statement dated September 20, 1996, and is incorporated herein by reference. Information concerning disclosure of delinquent files pursuant to Item 405 of Regulation S-K is set forth on page 8 of the Company's definitive Proxy Statement dated September 20, 1996, and is incorporated herein by reference.

     Information concerning the Company's Executive Officers is included on pages 15 through 16 of Part I hereof.

ITEM 11.          EXECUTIVE COMPENSATION

     Information concerning executive compensation for fiscal year 1996 is included on pages 9 through 13 of the Company's definitive Proxy Statement dated September 20, 1996, and is incorporated herein by reference.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

     Information concerning beneficial ownership of the Company's common stock is included on page 8 of the Company's definitive Proxy Statement dated September 20, 1996, and is incorporated herein by reference.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


         None.

                                  PART IV



ITEM 14.           EXHIBITS,  FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K


     (a) DOCUMENTS FILED AS PART OF THIS REPORT

         1.   Financial Statements

          The following consolidated financial statements are included on pages 34 through 52 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1996, and are incorporated herein by reference in Exhibit Number 13:

          Consolidated Statements of Income -- Years ended June 30, 1996, 1995, and 1994.

          Consolidated Balance Sheets -- June 30, 1996, and June 30, 1995.

          Consolidated Statements of Cash Flows -- Years ended June 30, 1996, 1995, and 1994.

          Consolidated Statements of Stockholders' Equity -- Years ended June 30, 1996, 1995, and 1994.

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

         3.   Index to Exhibits

         Exhibit
         Number                      Description
         ------                      -----------

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

        4.04   See Exhibits 3.01, 3.02, and 3.03 above.

     (10) Material contracts.

        10.01 1Key Executive Long-Term Incentive Plan effective for fiscal year 1990: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

Exhibit
Number                                   Description
- ------                                   -----------

        10.02 1Key Executive Long-Term Bonus Plans effective fiscal year 1991: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1991.

        10.03 1Key Executive Annual Bonus Plan (Plan 1) effective for fiscal year 1990: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

        10.04  1Staff  Annual  Bonus Plan  effective  for  fiscal  year 1991:
               Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

        10.05 1Staff Executive Annual Bonus Plan (Plan 2) effective for fiscal year 1990: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

        10.06 11989 Stock Awards Plan: Incorporated by reference to Annex VI to Proxy Statement/Prospectus dated May 22, 1989, for Special Stockholders Meeting held June 23, 1989.

        10.07  11989 Stock Awards Plan as amended by  stockholder  approval
               October  15,   1993:   Incorporated   by  reference  to  the
               definitive Proxy Statement dated September 11, 1992.

        10.08 1Survivor Income Benefits Plan, amended through March 24, 1983: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

        10.09 1Arrangements whereby the Company compensates its independent auditors for tax services to certain key executives for which there is no written document:
               Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

        10.10 1Form of Employment Agreement between the Company and certain of its executive officers including the Chief Executive Officer and the other four highest paid executive officers: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

     Exhibit
     Number                               Description
     ------                               -----------

        10.11 1Amended Form of Employment Agreement between certain of its executive officers including the five most highly compensated: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

        10.12 2Consulting Agreement effective July 1, 1993, as amended, between the Company and U. Edwin Garrison, the terms of which are described: Incorporated by reference from the 1994 Proxy Statement dated September 23, 1994.

        10.13  Note   Agreement   $120,000,000   dated   June   19,   1990:
               Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

        10.14 Credit Agreement dated 09/30/93 among Thiokol Corporation and The First National Bank of Chicago, Bank of America National Trust and Savings Association, NBD Bank, N.A., and The Northern Trust Company: Incorporated by reference as
               Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

        10.15 1,2Thiokol Corporation Pension Plan (Second Restatement Effective January 1, 1989): Incorporated by reference as
               Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

        10.16 1,2Thiokol Corporation Supplemental Executive Retirement Plan (Effective July 1, 1992): Incorporated by reference as
               Exhibit 10 to Form 10-K for fiscal year ended June 30, 1992.

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

        10.19 Stock Purchase Agreement by and among Thiokol Holding Company, Carlyle-Blade Acquisition Partners L.P., and Blade Acquisition Corp. dated as of December 31, 1995:
               Incorporated

     Exhibit
     Number                              Description
     ------                              -----------

               by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.20 Shareholders' Agreement by and among Thiokol Holding Company, Carlyle-Blade Acquisition Partners, L.P., and Blade Acquisition Corp. dated as of December 13, 1995:
               Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.21 Registration Rights Agreement by and between Blade Acquisition Corp., Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P. dated as of December 13, 1995:
               Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.22 Holding Management Agreement by and between Howmet Corporation and Thiokol Holding Company dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.23 Thiokol Transaction Fee Agreement by and between Howmet Holdings Acquisition Corp. and Thiokol Corporation dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.24 Amended Certificate of Designations, Preferences and Relative, Participating, Optional, and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions thereof of 9.0% Series A Senior Cumulative Preferred Stock of Blade Acquisition Corp.: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.25 Standstill Agreement by and among Thiokol Holding Company, Thiokol Corporation, Carlyle-Blade Acquisition Partners, L.P. et al. dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.26 Collateral Custodial Agreement by and among Carlyle-Blade Acquisition partners L.P., Thiokol Holding Company, and the First

     Exhibit
     Number                               Description
     ------                               -----------

               National  Bank of  Chicago:  Incorporated  by  reference  as
               Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

        10.27 Credit Agreement dated as of May 23, 1996, among Thiokol Corporation and The First National Bank of Chicago.

        10.28  Thiokol Corporation 1996 Stock Awards Plan.

        10.29  Key Executive Bonus Plan, 1996 Amendments.

     (11) Statement re computation of per share earnings.

          Statement re computation of per share earnings of the Company and subsidiaries for the three years ended June 30, 1996, 1995, and 1994.

     (13) Annual Report to security holders.

          Applicable sections of the Annual Report to Stockholders of the Company for fiscal year 1996 incorporated by reference.

     (21) Subsidiaries of the registrant.

          Subsidiaries of the Company.

     (24) Consents.

          Consent of Ernst & Young LLP, independent auditors.

     (27) Financial Data Schedule.

     (99) Additional exhibits.

          "Cautionary Statements" for the purpose of the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, filed in the Company's report on Form 8-K dated May 14, 1996, and are incorporated by reference.

     (b)  REPORTS ON FORM 8-K

          Form 8-K filed May 14, 1996, sets forth the Company's "cautionary statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995.

_______________________________________

     1Participation by the Company's Chief Executive Officer and four most highly compensated Executive Officers as a group in the compensation plans identified in such exhibits are described on page 9 in the Company's definitive Proxy Statement dated September 20, 1996, which description is incorporated herein by reference. Each management contract or compensatory plan or arrangement has been filed as an Exhibit to this Form 10-K pursuant to Item 14c.

     2A description of these contracts is set forth in the Company's definitive Proxy Statement dated September 20, 1996, and such contracts are filed as Exhibits pursuant to Form 10-K, Part IV, Item 14(a)3.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 26 day of September 1996.

                                    THIOKOL CORPORATION
                                        (Registrant)




                              By     /s/ RICHARD L. CORBIN
                                   -------------------------------
                                         Richard L. Corbin
                                     Senior Vice President and
                                     Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 26 day of September 1996.


SIGNATURE
                                                     TITLE


/s/ JAMES R. WILSON
- -----------------------------------
    James R. Wilson                     Chairman of the Board, President,
                                        Chief Executive Officer and Director
                                        (Principal Executive Officer)



/s/ RICHARD L. CORBIN
- ------------------------------------
    Richard L. Corbin                   Senior Vice President and Chief
                                        Financial Officer (Principal Financial
                                        Officer)



/s/  MICHAEL R. AYERS
- --------------------------------------
     Michael R. Ayers                   Vice President and Controller
                                        (Principal Accounting Officer)

 /s/   NEIL A. ARMSTRONG
- --------------------------------------
       Neil A. Armstrong                          Director



/s/ U. EDWIN GARRISON
- --------------------------------------
    U. Edwin Garrison                             Director



/s/ MICHAEL P.C. CARNS
- --------------------------------------
    Michael P.C. Carns                            Director



/s/   EDSEL D. DUNFORD
- --------------------------------------
      Edsel D. Dunford                            Director



/s/ L. DENNIS KOZLOWSKI
- -------------------------------------
    L. Dennis Kozlowski                           Director



/s/   CHARLES S. LOCKE
- -------------------------------------
      Charles S. Locke                            Director



/s/   JAMES M. RINGLER
- --------------------------------------
      James M. Ringler                            Director



/s/ WILLIAM O. STUDEMAN
- --------------------------------------
    William O. Studeman                           Director



/s/ DONALD C. TRAUSCHT
- --------------------------------------
    Donald C. Trauscht                            Director


                                                                                                   EXHIBIT 11



                                  STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                                                THIOKOL CORPORATION

                                       (in thousands, except per share data)


                                                                                         Year Ended June 30
                                                                                         ------------------

                                                                      1996             1995               1994
                                                                    --------        ---------          --------
Primary
- -------

     Average shares outstanding:                                     18,228           18,538            19,658

     Additional shares assuming exercise of
     dilutive stock options--based on
     treasury stock method using average
     market prices:                                                     338              256               315
                                                                   ----------       ---------          --------
     Total shares:                                                   18,556           18,794            19,973
                                                                   ==========       =========          ========
     Net income (loss):                                            $ 58,298          $47,463           $(3,515)

     Earnings per share (loss):                                    $   3.14         $   2.53           $  (.18)
                                                                   =========        =========          ========

Fully Diluted
- -------------

     Average shares outstanding:                                     18,228           18,538             19,658

     Additional shares assuming exercise of
     dilutive stock options--based on
     treasury stock method using the year-end
     market price, if higher than average
     market price:                                                      368               326               315
                                                                   ---------          --------           -------
     Total shares:                                                   18,596            18,864            19,973
                                                                   =========          ========           =======
     Net income (loss):                                            $ 58,298           $47,463           $(3,515)

     Earnings per share (loss):                                    $   3.13           $  2.52           $   (18)
                                                                   ========           ========           =======


                                                                EXHIBIT (21)


                    SUBSIDIARIES OF THIOKOL CORPORATION



     The following is a list of operating  subsidiary  corporations  of the
Company  as  of  June  30,  1996.   Certain   subsidiaries  not  considered
significant have been omitted.



                                                      State or Other
                                                       Jurisdiction
Subsidiary                                          of Incorporation
- ----------                                          ----------------

Huck International, Inc..................................Delaware

Huck S.A.................................................France

Huck International GmbH & Co.............................Germany

Huck International Ltd...................................United Kingdom

Thiokol Holding Co........................................Delaware

                                                               EXHIBIT (24)






                      Consent of Independent Auditors
                      -------------------------------


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Thiokol Corporation of our report dated August 1, 1996, included in the 1996 Annual Report to Shareholders of Thiokol Corporation.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8, Nos. 33-18630, 33-2921, 33-10316, 2-76672, 2-90885,
and 33-38322) pertaining to certain Retirement Savings and Investment Plans and Stock Option Plans of Thiokol Corporation of our report dated July 31, 1996, with respect to the consolidated financial statements of Thiokol Corporation incorporated by reference in the Annual Report (Form 10-K) of Thiokol Corporation for the year ended June 30, 1996.



                                      ERNST & YOUNG LLP


Salt Lake City, Utah
September 26, 1996