Form 10-Q
period 1996-09-30
THIOKOL CORP /DE/
filed 1996-11-12
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1996

                                     OR

[  ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition  period from  ____________  to  ______________.

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



                  Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  Yes   X     No ____


                  Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                    Class                   Outstanding at October 31, 1996

         Common Stock, $1.00 par value                           18,235,563

                            THIOKOL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                             September 30, 1996


                                   INDEX
                                                                     Page

                       PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Operations - Three months
            ended September 30, 1996 and 1995                          3

         Consolidated Balance Sheets -
            September 30, 1996 and June 30, 1996                       4

         Consolidated Statements of Cash Flows - Three
            months ended September 30, 1996 and 1995                   5

         Notes to Consolidated Financial Statements                    6


ITEM  2. Management's Discussion and Analysis of Financial
            Condition and Results of Operations                    12-16


                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                            17

ITEM 4.  Submission of Matters to a Vote of Security Holders          17

ITEM 5.  Other Information                                            17

ITEM 6.  Exhibits and Reports on Form 8-K                             18


SIGNATURES                                                            18

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                           THIOKOL CORPORATION
                            CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                  (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                                                   Three Months Ended
                                                                                      September 30
                                                                               ---------------------------
                                                                                  1996           1995
----------------------------------------------------------------------------------------------------------

Net sales                                                                         $197,952       $222,943

Operating expenses:
     Cost of sales                                                                 163,668        180,739
     General and administrative                                                     18,827         16,916
     Research and development                                                        2,789          3,182
----------------------------------------------------------------------------------------------------------
                                                                                   185,284        200,837

Income from operations                                                              12,668         22,106

Equity income, Howmet                                                                5,083
Interest income                                                                      7,163            575
Interest expense                                                                      (708)          (701)
----------------------------------------------------------------------------------------------------------
Income before income taxes                                                          24,206         21,980

Income taxes                                                                         4,976          8,792
----------------------------------------------------------------------------------------------------------

Net income                                                                        $ 19,230       $ 13,188
==========================================================================================================

Net income per share                                                              $   1.03       $    .71
==========================================================================================================

Dividends per share                                                               $    .17       $    .17
==========================================================================================================

Average number of common and common
     equivalent shares outstanding                                                  18,623         18,561
==========================================================================================================



See notes to consolidated financial statements.



                                          THIOKOL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                            (IN THOUSANDS)

                                                                              September 30      June 30
                                                                                  1996            1996
--------------------------------------------------------------------------------------------------------
Assets                                                                          (Unaudited)
Current assets
     Cash and cash equivalents                                                  $  7,326       $ 15,122
     Receivables                                                                 157,129        162,595
     Inventories                                                                  91,698         91,400
     Deferred tax assets                                                          28,008         27,819
     Prepaid expenses                                                              6,830          3,562
--------------------------------------------------------------------------------------------------------
        Total current assets                                                     290,991        300,498

Property, plant and equipment, at cost
     less allowances for depreciation                                            291,180        286,684

Other assets
     Equity investment in Howmet                                                 155,627        150,544
     Costs in excess of net assets of businesses
        acquired, less amortization                                               27,446         27,707
     Patents and other intangible assets                                          15,708         16,369
     Other non-current assets                                                     37,158         36,545
--------------------------------------------------------------------------------------------------------
                                                                                $818,110       $818,347
========================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
     Short-term debt                                                            $ 54,133       $ 62,681
     Accounts payable                                                             23,040         25,882
     Accrued compensation                                                         32,784         42,175
     Other accrued expenses                                                       50,109         51,015
--------------------------------------------------------------------------------------------------------
        Total current liabilities                                                160,066        181,753

Long-term debt                                                                     2,093          2,187
Accrued retiree benefits                                                          70,473         70,427
Deferred income taxes                                                             40,015         39,839
Accrued interest and other non-current liabilities                                80,969         76,327

Stockholders' equity
     Common stock (par value $1.00 per share)
        Authorized - 200,000 shares
        Issued - 20,455 shares including shares in treasury                       20,538         20,538
     Additional paid-in capital                                                   44,323         44,184
     Retained earnings                                                           461,046        444,946
--------------------------------------------------------------------------------------------------------
                                                                                 525,907        509,668
     Less cost of common stock in treasury
        2,298 shares, September 30, 1996 and
        2,314 shares, June 30, 1996                                              (61,413)       (61,854)
--------------------------------------------------------------------------------------------------------
           Total stockholders' equity                                            464,494        447,814
--------------------------------------------------------------------------------------------------------
                                                                                $818,110       $818,347
========================================================================================================

See notes to consolidated financial statements.



                                               THIOKOL CORPORATION
                                CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                 (IN THOUSANDS)


                                                                                         Three Months Ended
                                                                                            September 30
                                                                                   -------------------------------
                                                                                          1996               1995
------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                           $  19,230          $  13,188
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation and amortization                                                   10,281              8,874
        Equity income                                                                   (5,083)
        Changes in operating assets and liabilities:
           Receivables                                                                   5,456             86,381
           Inventories and prepaid expenses                                             (3,550)            (6,333)
           Accounts payable and accrued expenses                                       (20,513)           (13,710)
           Income taxes                                                                  7,271              1,790
           Other                                                                         3,622              4,470
------------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                                16,714             94,660

Investing Activities
Purchases of property, plant and equipment                                             (13,753)            (3,790)
Proceeds from disposal of assets                                                           422                157
------------------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                                  (13,331)            (3,633)

Financing Activities
Net change in short-term debt                                                           (8,543)           (28,034)
Repayment of long-term debt                                                                (86)               (84)
Dividends paid                                                                          (3,130)            (3,106)
Stock option transactions                                                                  580              1,063
------------------------------------------------------------------------------------------------------------------
               Net cash used for financing activities                                  (11,179)           (30,161)

(Decrease) increase in cash and cash equivalents                                        (7,796)            60,866
Cash and cash equivalents at beginning of year                                          15,122             13,216
------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $   7,326          $  74,082
==================================================================================================================



See notes to consolidated financial statements.

                            THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                               (IN THOUSANDS)

Basis Of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1996, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Restructuring And Impairment

As a result of a comprehensive review of the Company's operating performance in Europe, a pre-tax restructuring charge of $5.9 million was recognized in the second quarter of fiscal year 1996 related to the anticipated shutdown of the fastening system's Germany manufacturing operations. Approximately $.3 million of additional unaccrued period costs will be incurred over the next 6 months relating to the transfer of production equipment for continuing product lines to be manufactured at the Company's plant in France. During the third quarter of 1996, the Company notified the 82 affected employees of the Germany plant shutdown. The charge includes $3.6 million of employee severance expense and $1.7 million write down of long-lived assets

The severance benefits are included under "accrued compensation" in the consolidated balance sheet and relate to the 82 employees classified as follows:

                                     Remaining              Identified
                                    Terminations           Terminations
                                    September 30            December 31
                                        1996                    1995
---------------------------------------------------------------------------
Production                               43                      57
Administration and finance                2                      18
Sales                                                             7
---------------------------------------------------------------------------
                                         45                      82
===========================================================================

During the 1993-1994 defense industry downturn, pricing pressures required the Company to reduce operating costs to remain competitive. During the third quarter of 1995, the Board determined a consolidation of the Company's manufacturing facilities and associated write down of assets was required. The Company recorded a $61.4 million pre-tax defense systems restructuring and related impairment charge including a $20 million write down for impaired long-lived assets and a $23.6 million write down of goodwill. Fair value of goodwill and fixed asset write downs was determined by estimating discounted cash flows from future defense and non-shuttle vehicle operations. Also included was an estimated restructuring loss of $10.5 million on the disposition of fixed assets from two manufacturing facilities (Huntsville and Omneco), and a $7.3 million cash restructuring charge for costs related to the facility closures, including $2.3 million of employee severance costs. The restructuring included 360 employee terminations. Fair value of the Huntsville and Omneco assets was based on estimated cash proceeds from asset sales net of the costs of disposal. The closure of the Omneco facility is complete, except for the sale of the land and building. The closure of the Huntsville facility is expected to be completed in the second quarter of fiscal year 1997.

The severance benefits included in the consolidated balance sheet relate to the 360 employees classified as follows:

                                Remaining             Identified
                               Terminations           Terminations
                               September 30             March 31
                                   1996                   1995
---------------------------------------------------------------------------
Production                          17                     267
Administration and finance           6                      93
---------------------------------------------------------------------------
                                    23                     360
===========================================================================

A summary of restructuring reserve activity by program follows:

                                                                         U.S.           Germany
                                                                        Plants           Plant
        (in thousands)                                                 Shutdown         Shutdown         Total
        -----------------------------------------------------------------------------------------------------------
        Reserve Balance at March 31, 1995                                $17,780                         $17,780
        Reductions (noncash)                                                (555)                           (555)
        Payments made                                                       (284)                           (284)
        -----------------------------------------------------------------------------------------------------------
        Balance at June 30, 1995                                          16,941                          16,941
        Fastening Systems restructuring                                                   $5,906           5,906
        Reductions (noncash)                                              (8,699)         (2,309)        (11,008)
        Payments made                                                       (875)                           (875)
        -----------------------------------------------------------------------------------------------------------
        Reserve Balance at June 30, 1996                                   7,367           3,597          10,964
        Payments made                                                       (571)         (1,380)         (1,951)
        -----------------------------------------------------------------------------------------------------------
        Balance at September 30, 1996                                    $ 6,796          $2,217         $ 9,013
        ===========================================================================================================

Cash related restructuring charges of $2.5 million are expected to be paid during the second quarter. The remaining expenses are expected to be paid over future periods. The Company is negotiating with the government for recovery of certain of these costs. The Company estimates a savings of approximately $2.3 million in amortization and depreciation and approximately $7 million in overhead reduction annually as a result of these actions.

Receivables

The components of receivables are as follows:

                                                 September 30     June 30
(in thousands)                                       1996           1996
---------------------------------------------------------------------------
Receivables under U.S. Government contracts
    and subcontracts                               $ 85,481       $101,987
Income tax refund receivable and related interest    20,321          5,731
Trade accounts receivable                            49,714         54,344
Other current receivables                             1,613            533
---------------------------------------------------------------------------
                                                   $157,129       $162,595
===========================================================================

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

Cost management award fees of $60.5 million, at September 30, 1996, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor
(RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all of the cost management award fees remain at risk until completion of the current contract and final NASA review. The current RSRM contract is expected to be completed in fiscal year 2001. Unanticipated program problems which erode cost management performance could cause a reversal of some or all of the recognized cost management award fees and would be offset against receivable amounts from the government or be directly reimbursed.
Circumstances which could erode cost management performance include a failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems including supplier problems which result in RSRM production interruptions or delays, and major industrial safety incidents. RSRM fee advances in excess of related costs of $13.2 and $24.9 million at September 30, 1996 and June 30, 1996, respectively, are included in "other accrued expenses and liabilities" in the balance sheet.

Inventories

Inventories are stated at the lower of cost or market. Space systems and defense systems inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, less related progress payments received. Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method.

Inventories are summarized as follows:
                                                 September 30     June 30
(in thousands)                                       1996           1996
---------------------------------------------------------------------------
Finished goods                                     $40,799        $42,364
Raw materials and work-in-process                   43,995         43,126
Inventoried costs related to U.S. Government
   and other long-term contracts                    26,333         22,623
Progress payments received on long-term
   contracts                                       (19,429)       (16,713)
---------------------------------------------------------------------------
                                                   $91,698        $91,400
===========================================================================


Equity Investment In Howmet

During the second quarter of fiscal year 1996, the Company and the Carlyle Group (Carlyle), a private merchant investment firm, formed a jointly owned company, Blade Acquisition Corp. (Blade), to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owns 51 percent and Thiokol owns 49 percent of the Blade voting common stock. In addition to the Company's $96 million equity investment in Blade voting common stock, the Company also invested $50 million in Blade for 9 percent paid-in-kind non-voting preferred stock. The Company accounts for its 49 percent minority voting common stock investment in Blade using the equity method.

On December 13, 1995, the acquisition of Howmet was completed for approximately $771.6 million ($746.4 million plus an additional $25.2 million of related fees and expenses). The acquisition of Howmet by Blade was accounted for by the purchase method. The acquisition was financed by a $250 million equity investment from the Company and Carlyle, $470.2 million of Howmet nonrecourse debt, and a $51.4 million receivable facility. The Company has a three-year option to acquire Carlyle's interest in Howmet at fair market value beginning after December 13, 1998. Subject to favorable Howmet financial and operating performance and favorable conditions in the financial markets, the Company expects to exercise its option.

As part of the purchase, Howmet received indemnifications from the seller, secured by bank letters of credit, for liabilities over amounts reserved relating to environmental and certain other obligations existing at the purchase date.

A summary of Howmet's financial information is as follows:

                                     September 30             June 30
(in thousands)                          1996                    1996
--------------------------------------------------------------------------
Current assets                       $  284,255              $  324,666
Noncurrent assets                       761,931                 782,270
--------------------------------------------------------------------------
Total assets                         $1,046,186              $1,106,936
==========================================================================

Current liabilities                  $  314,271              $  338,881
Noncurrent liabilities                  472,014                 516,999
--------------------------------------------------------------------------
Total liabilities                       786,285                 855,880
Preferred stock                          53,692                  52,511
Common stockholders' equity             206,209                 198,545
--------------------------------------------------------------------------
Total liabilities and equity         $1,046,186              $1,106,936
==========================================================================


                                                   Three Months Ended
                                                       September 30
(in thousands)                                             1996
--------------------------------------------------------------------------
Net sales                                               $278,537
Cost of goods sold                                       213,392
Gross profit                                              65,145
Operating income                                          28,216
Net income                                              $  9,144
==========================================================================


A reconciliation of Howmet's net income to the Company's equity income and investment in Howmet are as follows:

                                                   Three Months Ended
                                                       September 30
(in thousands)                                             1996
--------------------------------------------------------------------------
Howmet net income                                        $  9,144
Less preferred paid-in-kind dividend                       (1,181)
--------------------------------------------------------------------------
Net income available to common shareholders                 7,963
--------------------------------------------------------------------------
Company's 49% interest in Howmet                            3,902
Add preferred paid-in-kind dividend                         1,181
--------------------------------------------------------------------------
Equity income                                               5,083
Beginning of period equity investment in Howmet           150,544
--------------------------------------------------------------------------
Equity investment in Howmet at September 30, 1996        $155,627
==========================================================================

The consolidated pro forma results of operations for three month ended September 30, 1996 and 1995, assuming the acquisition of Howmet as of July 1, 1994 are as follows:

                                                   Three Months Ended
                                                      September 30
                                               ---------------------------
(in thousands, except per share data)             1996            1995
--------------------------------------------------------------------------
Net income                                      $19,230         $11,395
Net income per share                            $  1.03         $   .61
--------------------------------------------------------------------------


The unaudited pro forma financial information is not necessarily indicative of the results that would have occurred had the acquisition of Howmet taken place for the periods presented nor are results of future operations assured.


Environmental Matters

The Company is involved with two Environmental Protection Agency (EPA) superfund sites in Morris County, New Jersey formerly operated by the Company for government contract work. The Company has not incurred any material costs relating to these environmental matters. The Company has negotiated and signed a consent decree with the EPA on both the Rockaway Borough Well Field ("Klockner") site, as well as on the Rockaway Township Well Field ("Denville") site. With respect to the Company's liability for response costs, site remediation, and future operation maintenance costs on both sites, the Company has recorded a $10.1 million liability. In addition to the above sites the Company is involved with other locations involving environmental issues.

The current estimated liability for all of the Company's environmental remediation is $20 million, and is classified in "accrued interest and other." The Company believes that any liability beyond the above amount recorded will not have a material adverse effect on the Company's future results of operations or financial position. The Company collected approximately $8.7 million from insurance companies during fiscal year 1996. The Company expects to recover from insurance, third parties and the government additional amounts as expenses are incurred.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


Results of Operations

Income for the First Quarter

Net income for the first quarter ended September 30, 1996 was $19.2 million or $1.03 per share, a 45 percent increase compared to $13.2 million or $.71 per share last year. Net income for the first quarter included recognition of $7 million of pre-tax interest income related to federal income taxes and a $3 million refund of income taxes resulting in a net after-tax impact of $7.35 million or $.39 per share. Sales for the current quarter of $198 million decreased 11 percent when compared to $222.9 million last year.

The increase in net income for the quarter resulted from the recognition of $5.1 million of equity income from the Company's 49 percent investment in Howmet and the tax refund and related interest. The prior year's quarter was favorably impacted by an increase in the cost management incentive fee recognized on the Space Shuttle Reusable Solid Rocket Motor (RSRM) program. Lower defense system and fastening system income also impacted the current quarter. Summary financial information follows:


                                                                                Three Months Ended
                                                                                   September 30
                                                         ----------------------------------------------------------------
 (in thousands except per share data)                        1996            1995            Change          Percent
-------------------------------------------------------------------------------------------------------------------------

 Space systems sales                                      $ 94,287         $106,130         $(11,843)          (11)%
 Defense systems sales                                      42,850           60,036          (17,186)          (29)
 Fastening systems sales                                    60,815           56,777            4,038             7
-------------------------------------------------------------------------------------------------------------------------
     Total sales                                          $197,952         $222,943         $(24,991)          (11)%
-------------------------------------------------------------------------------------------------------------------------

 Space systems income                                     $  8,008         $ 14,643         $ (6,635)          (45)%
 Defense systems income                                      3,423            5,067           (1,644)          (32)
 Fastening systems income                                    2,852            4,016           (1,164)          (29)
 Unallocated corporate expense                              (1,615)          (1,620)               5            (0)
-------------------------------------------------------------------------------------------------------------------------
     Operating income                                       12,668           22,106           (9,438)          (43)%

 Equity income, Howmet                                       5,083                             5,083
 Tax interest and other income                               7,163              575            6,588          1,146
 Interest expense                                             (708)            (701)              (7)            1
 Income taxes                                               (4,976)          (8,792)           3,816           (43)
-------------------------------------------------------------------------------------------------------------------------
     Net income                                           $ 19,230         $ 13,188         $  6,042            46 %
-------------------------------------------------------------------------------------------------------------------------

 Earnings per share                                       $   1.03         $    .71         $    .32            45 %
-------------------------------------------------------------------------------------------------------------------------

 Average equivalent shares outstanding                      18,623           18,561               62               %
-------------------------------------------------------------------------------------------------------------------------


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER

Space Systems

Space Systems sales decrease is primarily due to completing the KSC Space Shuttle processing contract during the first quarter last year. RSRM contract margins were increased in the first quarter last year resulting in a retroactive profit accrual ($4.8 million). RSRM margins remained constant for the quarter with the first quarter last year excluding the retroactive impact. The RSRM experienced unusual nozzle erosion on the last flight (STS-flight 79 on September 16, 1996), which requires engineering evaluations prior to the next scheduled flight. Although this erosion was experienced, flight safety was not jeopardized. The Company periodically evaluates the RSRM profit recognition based on Company performance against contractual incentives. The Company did not increase its RSRM profit recognition in the current quarter and, as a result, did not recognize retroactive profit as compared to the prior year quarter. The Company will evaluate the RSRM profit rate during the second quarter.

During the quarter, sales and profit derived from production of the RSRM accounted for approximately 45 percent of consolidated net sales and 65 percent of consolidated operating income. The current contract with NASA extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2000. Current long-term NASA planning includes a follow-on RSRM contract. NASA's continued emphasis on cost containment combined with the Company's emphasis on cost reductions should produce a decrease in RSRM sales in fiscal year 1997.

Non RSRM Space sales and income remain dependent on the Company's successful requalification and flight performance of the Castor(R) IV-A motors and successful flight performance of the Castor(R) 120 motors under contract.

Defense Systems

The decline in Defense Systems sales of $17.2 million and income of $1.6 million reflects a decrease in the level of Navy Trident program activity and the completion of various defense programs last year. Sales in the current quarter were favorably affected by higher demilitarization program revenues and missile defense sales.

The Company expects defense systems sales and income to continue declining during the remainder of fiscal 1997 on lower levels of federal government defense spending. Trident sales and profits are expected to stabilize during the year compared to 1996 predicated on the Navy's continuation of the program at current levels and successful program performance. Standard Missile, Patriot, Maverik, Sidewinder, and Hellfire motor production was completed during 1996. Declining defense spending continues to create a highly competitive pricing environment and reduced opportunities for new tactical propulsion programs in an industry continuing to be characterized by over capacity.

The Army has announced the termination of the Company's facilities maintenance contracts for both the Longhorn and Louisiana Government-owned Company operated ("GOCO") Army ammunition plants effective June 30, 1997. Sales and income from these GOCO plants will not be significant during the year.

Fastening Systems Sales

Fastening Systems results show a $4 million sales increase reflecting improving domestic aerospace markets and improvements in international aerospace and industrial revenues. Operating income for the quarter was negatively impacted by lower domestic industrial income caused by weak transportation markets and $.8 million of unaccrued restructuring costs related to moving equipment out of Germany. Aerospace sales increased which have a lower margin than industrial sales which decreased compared to the prior year quarter. This change in sales mix contributed to the decrease in quarterly income. International industrial income positively impacted the current quarter's income.

Fastening systems sales and income are anticipated to increase over 1996 (excluding the prior years inventory and restructuring charges). Sales and income from industrial fasteners are projected to decrease slightly due to a slowdown in the transportation markets. Aerospace fastener revenues and operating margins should increase over 1996 as the commercial aircraft build rates continue to increase after several years of decreases. Losses at the Lakewood, California aerospace facility are expected to continue to decline during the second quarter and break even is anticipated in the third quarter of fiscal year 1997. International operating margins have been negatively impacted by an increase in low margin product sales and new product marketing costs. However, international margins are anticipated to increase after the shutdown of the Germany facility is completed in the second quarter.

Income Taxes and Other Activities

The following table summarizes the impact on earnings and earnings per share of major items affecting both years:

                                                                                   September 30
                                                        -------------------------------------------------------------------
                                                                                                        Earnings
                                                              After-tax income                         Per Share
                                                        ------------------------------        -----------------------------
 (in millions)                                              1996             1995                1996             1995
---------------------------------------------------------------------------------------------------------------------------
 Income before unusual items                               $  7.2          $  13.2              $   .39           $  .71
 Income tax interest income and refund                        7.3                                   .39
 Equity Income, Howmet                                        4.7                                   .25
---------------------------------------------------------------------------------------------------------------------------
 Net income                                                $ 19.2          $  13.2              $  1.03           $  .71
---------------------------------------------------------------------------------------------------------------------------


During the quarter, the Internal Revenue Service finalized the audit of tax years 1986 through 1993, which will result in a net cash refund of accrued interest and income taxes of approximately $14.6 million. The refund favorably impacted net after tax income for the quarter by $7.35 million. The remainder of the refund relating to timing issues will be used to pay corresponding tax and interest liabilities. The Company has concluded all audits through 1993 of its federal income tax liabilities.

An effective income tax rate of 20.6 percent compared to 40 percent last year reflects recognition of a $3 million income tax credit for the period 1986 through 1993 and a lower effective tax rate on the Company's recognition of Howmet equity income.

For the quarter, general and administrative expenses increased $1.9 million to $18.8 million or 11 percent compared to last year. Unaccrued charges of $.8 million relating to the German restructuring and relocation of the fastening systems Corporate office negatively impacted income for the quarter.

The Company recognized $4.7 million or $.25 per share net after tax income reflecting the Company's proportional share of Howmet income accounted by the equity method. Howmet equity income based on the Company's 49 percent equity investment contributed materially to the Company's after tax income for the quarter and is expected to contribute materially to income for the remainder of 1997. Howmet's financial results for the quarter reflect continuing strong financial and operating performance derived from the industry forecasted recovery of commercial aircraft markets and improvements in the industrial gas turbine markets.

Liquidity and Capital Resources

For the first quarter, net cash flows from operating activities were $16.7 million compared to $94.6 million for 1996. The change reflects collection of the $79.6 million federal income tax receivable during the first quarter of 1996 and the non cash recognition of Howmet equity income for the current quarter. Investing activities consisted primarily of capital spending on property, plant and equipment of $13.3 million compared to $3.6 million in 1996. Cash flows contributed from financing activities were $11.2 million, a $30.2 million decrease compared to last year. Short term debt decreased $8.5 million compared to $28 million last year.

There are 625,400 shares remaining for repurchase under the Company's 1.5 million share repurchase authorization at such times and conditions determined to be appropriate by the Company.

At September 30, 1996, the Company's current ratio was 1.8; debt-to-equity ratio 12.1 percent; and working capital of $130.9 million, a $12.2 million increase from June 30, 1996.

The Company has currently outstanding authorizations for $33 million in capital spending. Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program. The Company may incur significant additional debt in the event of the exercise of its three year option to acquire Carlyle's 51 percent equity interest in Howmet. The consolidated debt of the combined companies would significantly increase the Company's debt-to-equity ratio.

At September 30, 1996, the Company had available $190 million revolving credit facilities of which $171 million remains unused. The Company's $300 million shelf registration statement filed with the Securities and Exchange Commission became effective October 16, 1996, and permits the Company access to the public markets for the issuance of long-term financing with amounts, type, and timing as considered appropriate.

                        PART II - OTHER INFORMATION



ITEM 1.      LEGAL PROCEEDINGS

On July 17, 1996, the Company filed an action seeking payment of government-approved benefits costs that arose under its cost-reimbursement contracts with the government for operation and management of GOCO Army ammunition plants in Texas and Louisiana. The Company seeks approximately $8 million for costs incurred to date and approximately $32 million for future estimated costs with interest. The Company expects to prevail in this litigation, but if it does not, the Company would as of September 30, 1996, recognize approximately $8 million in non-cash charges.

ITEM  4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on October 24, 1996. The results of the following matters presented to stockholders for vote in person or by proxy include:

     1) The election of four directors to serve for a three year term expiring at the 1999 Annual Meeting.

         Name                       For                    Against
         --------------------       ---------------        -------
         Neil A. Armstrong          16,211,749             64,412
         Charles S. Locke           16,201,610             74,551
         William O. Studeman        16,212,409             63,752
         Donald C. Trauscht         16,212,626             63,535

     2)   Proposal to adopt the Thiokol Corporation 1996 Stock Awards Plan.

          For:  10,556,389 shares.           Against:  4,222,438 shares
                          Abstain: 78,767 shares.

     3) Ratification of appointment of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year June 30, 1997.

          For:  16,236,517 shares.           Against:  14,766 shares
                          Abstain: 24,878 shares.

ITEM 5.       OTHER INFORMATION

On October 18, 1996, the Company named Robert Crippen, 59, to the newly created position of President, Thiokol Aerospace Group. Mr. Crippen, former Director of the Kennedy Space Center and astronaut, has completed a 26 year career with NASA.

Cautionary statements identifying factors that may cause actual results to differ from those results in forward looking statements have been filed by the Company on Form 8-K, May 15, 1996, and Form 10-K for the fiscal year ended June 30, 1996.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

On July 30, 1996, the Company filed a Form 8-KA amending Item 2, Acquisition or Disposition of Assets to Form 8-K, filed on December 31, 1995. The amendment reflects the Company's response to the Securities and Exchange Commission's Comment Letter regarding the Company's then pending Form S-3 Registration Statement.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                             THIOKOL CORPORATION
                                             (Registrant)



Date:  November 12, 1996                      /s/ Richard L. Corbin
                                              --------------------------
                                              Richard L. Corbin, Senior
                                              Vice President and Chief
                                              Financial Officer




                                              /s/ Michael R. Ayers
                                              --------------------------
                                              Michael R. Ayers,
                                              Vice President
                                              and Controller