Form 10-Q
period 1996-12-31
THIOKOL CORP /DE/
filed 1997-02-10
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-Q


(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended December 31, 1996

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

                  Yes   X     No ____


                  Indicate the number of share outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


                     Class                  Outstanding at January 31, 1996
         Common Stock, $1.00 par value                18,264,813

                            THIOKOL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                             December 31, 1996



                                   INDEX

                                                                       Page

                       PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Statements of Operations - Three months
           ended and Six months ended December 31, 1996 and 1995          3

        Consolidated Balance Sheets -
           December 31, 1996 and June 30, 1996                            4

        Consolidated Statements of Cash Flows - Six
           months ended December 31, 1996 and 1995                        5

        Notes to Consolidated Financial Statements                        6


ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        11-17


                       PART II. OTHER INFORMATION

ITEM 5. Other Information                                                17

ITEM 6. Exhibits and Reports on Form 8-K                                 18



SIGNATURES                                                               18

                       PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                          THIOKOL CORPORATION
                           CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                 (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           Three Months Ended                Six Months Ended
                                                               December 31                      December 31
                                                      ---------------------------------------------------------------
                                                         1996            1995             1996            1995
---------------------------------------------------------------------------------------------------------------------

Net sales                                              $209,997        $209,897         $407,949        $432,840

Operating expenses:
     Cost of sales                                      165,574         175,461          329,242         356,200
     General and administrative                          21,196          17,461           40,023          34,377
     Research and development                             2,733           3,087            5,522           6,269
     Restructuring                                       (2,219)          5,906           (2,219)          5,906
---------------------------------------------------------------------------------------------------------------------
                                                        187,284         201,915          372,568         402,752

Income from operations                                   22,713           7,982           35,381          30,088

Equity income, Howmet                                     5,445                           10,528
Interest income                                             272          29,050            7,435          29,625
Interest expense                                           (462)           (814)          (1,170)         (1,515)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                               27,968          36,218           52,174          58,198

Income taxes                                              9,269          13,927           14,245          22,719
---------------------------------------------------------------------------------------------------------------------

Net income                                             $ 18,699        $ 22,291         $ 37,929        $ 35,479
=====================================================================================================================

Net income per share                                   $   1.00        $   1.20         $   2.03        $   1.91
=====================================================================================================================

Dividends per share                                    $    .17        $    .17         $    .34        $    .34
=====================================================================================================================

Average number of common and common
     equivalent shares outstanding                       18,692          18,550           18,657          18,555
=====================================================================================================================



See notes to consolidated financial statements.


                                       THIOKOL CORPORATION
                                   CONSOLIDATED BALANCE SHEETS
                                          (IN THOUSANDS)

                                                                December 31      June 30
                                                                   1996            1996
-------------------------------------------------------------------------------------------
Assets                                                           (Unaudited)
Current assets
   Cash and cash equivalents                                     $ 32,688       $ 15,122
   Receivables                                                    129,967        162,595
   Inventories                                                     92,236         91,400
   Deferred income tax assets and prepaid expenses                 33,269         31,381
-------------------------------------------------------------------------------------------
      Total current assets                                        288,160        300,498

Property, plant and equipment, at cost
   less allowances for depreciation                               288,693        286,684

Other assets
   Equity investment in Howmet                                    161,072        150,544
   Costs in excess of net assets of businesses
      acquired, less amortization                                  27,185         27,707
   Patents and other intangible assets                             15,145         16,369
   Other non-current assets                                        37,961         36,545
-------------------------------------------------------------------------------------------
                                                                 $818,216       $818,347
===========================================================================================
Liabilities and Stockholders' Equity
Current liabilities
   Short-term debt                                               $ 24,883       $ 62,681
   Accounts payable                                                28,964         25,882
   Accrued compensation                                            33,848         42,175
   Other accrued expenses                                          56,255         51,015
-------------------------------------------------------------------------------------------
      Total current liabilities                                   143,950        181,753

Noncurrent liabilities
   Accrued retiree benefits                                        70,432         70,427
   Deferred income taxes                                           40,027         39,839
   Accrued interest and other non-current liabilities              83,411         78,514

Stockholders' equity
   Common stock (par value $1.00 per share)
      Authorized - 200,000 shares
      Issued - 20,455 shares including shares in treasury          20,538         20,538
   Additional paid-in capital                                      44,271         44,184
   Retained earnings                                              476,612        444,946
-------------------------------------------------------------------------------------------
                                                                  541,421        509,668
   Less cost of common stock in treasury
      2,283 shares, December 31, 1996 and
      2,314 shares, June 30, 1996                                 (61,025)       (61,854)
-------------------------------------------------------------------------------------------
         Total stockholders' equity                               480,396        447,814
-------------------------------------------------------------------------------------------
                                                                 $818,216       $818,347
===========================================================================================

See notes to consolidated financial statements.


                                          THIOKOL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (IN THOUSANDS)


                                                                                        Six Months Ended
                                                                                          December 31
                                                                                -----------------------------
                                                                                    1996             1995
-------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                      $ 37,929        $  35,479
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Restructuring                                                             (2,219)           5,906
        Depreciation and amortization                                             19,777           17,791
        Equity income                                                            (10,528)
        Changes in operating assets and liabilities:
           Receivables                                                            33,661           84,394
           Inventories and prepaid expenses                                       (2,383)          18,782
           Accounts payable and accrued expenses                                 (10,604)         (33,781)
           Income taxes                                                           10,856           (9,124)
           Other                                                                   2,774          (20,373)
-------------------------------------------------------------------------------------------------------------
              Net cash provided by operating activities                           79,263           99,074

Investing Activities
Investment in Howmet                                                                             (146,000)
Purchases of property, plant and equipment                                       (19,509)         (15,641)
Proceeds from disposal of assets                                                     928            6,033
-------------------------------------------------------------------------------------------------------------
              Net cash used for investing activities                             (18,581)        (155,608)

Financing Activities
Net change in short-term debt                                                    (37,595)          63,022
Repayment of long-term debt                                                         (174)             (83)
Dividends paid                                                                    (6,263)          (6,208)
Purchase of common stock for treasury                                                              (3,976)
Stock option transactions                                                            916            1,202
-------------------------------------------------------------------------------------------------------------
              Net cash (used for) provided by financing activities               (43,116)          53,957

Increase (decrease) in cash and cash equivalents                                  17,566           (2,577)
Cash and cash equivalents at beginning of year                                    15,122           13,216
-------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                      $ 32,688        $  10,639
=============================================================================================================


See notes to consolidated financial statements.

                            THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis Of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1996, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1996, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Restructuring And Impairment

The Company's defense and fastening systems restructuring programs were completed during the quarter. The restructuring programs, initiated to reduce the Company's operating costs and improve profitability, involved a reduction of personnel and the closing of certain locations and relocation of operations in both the United States and Europe. The charges included severance, as well as, the write-off of goodwill and fixed assets. The defense systems restructuring plan announced in the third quarter of fiscal 1995, included domestic pre-tax charges of $61.4 million ($49.2 million or $2.62 per share after tax). The fastening systems restructuring plan announced in the second quarter of fiscal 1996 included foreign pre-tax charges of $5.9 million ($5.9 million or $.32 per share after tax). During the second quarter, additional costs associated with the restructuring were incurred. Excess reserves from both programs were credited to income. The defense and the fastening systems segments recognized $1.3 million and $.8 million in income, respectively. Reserves remain for certain long-term issues that are unresolved. The Company believes the reserve will be adequate to cover future costs.

Receivables

The components of receivables are as follows:
                                                    December 31    June 30
(in thousands)                                         1996          1996
---------------------------------------------------------------------------
Receivables under U.S. Government contracts
  and subcontracts                                   $ 75,922     $101,987
Income tax refund receivable and related interest       1,523        5,731
Trade accounts receivable                              51,035       54,344
Other current receivables                               1,487          533
---------------------------------------------------------------------------
                                                     $129,967     $162,595
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

Cost management award fees of $71.9 million, at December 31, 1996, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor
(RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all of the cost management award fees remain at risk until completion of the current contract and final NASA review. The current RSRM contract is expected to be completed in fiscal year 2001. Unanticipated program problems which erode cost management performance could cause a reversal of some or all of the recognized cost management award fees and would be offset against receivable amounts from the government or be directly reimbursed.
Circumstances which could erode cost management performance include a failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems including supplier problems which result in RSRM production interruptions or delays, and major safety incidents. RSRM advances in excess of related costs of $14.5 and $24.9 million at December 31, 1996 and June 30, 1996, respectively, are included in "other accrued expenses" in the balance sheet.


Inventories

Inventories are stated at the lower of cost or market. Space and defense systems inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, less related progress payments received. Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method.

Inventories are summarized as follows:

                                                    December 31    June 30
(in thousands)                                         1996         1996
---------------------------------------------------------------------------
Finished goods                                       $ 41,737     $ 42,364
Raw materials and work-in-process                      44,487       43,126
Inventoried costs related to U.S. Government
   and other long-term contracts                       31,406       22,623
Progress payments received on long-term contracts
                                                      (25,394)     (16,713)
---------------------------------------------------------------------------
                                                     $ 92,236      $91,400
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

Summary unaudited Howmet financial information follows:

                                    December 31               June 30
(in thousands)                         1996                    1996
---------------------------------------------------------------------------
Current assets                      $  298,800             $  324,666
Noncurrent assets                      715,328                782,270
---------------------------------------------------------------------------
Total assets                        $1,014,128             $1,106,936
===========================================================================

Current liabilities                 $  315,049             $  338,881
Noncurrent liabilities                 425,364                516,999
---------------------------------------------------------------------------
Total liabilities                      740,413                855,880
Preferred stock                         54,900                 52,511
Common stockholders' equity            218,815                198,545
---------------------------------------------------------------------------
Total liabilities and equity        $1,014,128             $1,106,936
===========================================================================


                                 Three Months Ended      Six Months Ended
                                     December 31           December 31
(in thousands)                          1996                   1996
---------------------------------------------------------------------------
Net sales                             $283,461               $561,998
Cost of goods sold                     214,660                428,052
Gross profit                            68,801                133,946
Operating income                        27,120                 55,336
Net income                            $  9,854               $ 18,998
===========================================================================


A reconciliation of Howmet's net income to the Company's equity income and investment in Howmet are as follows:

                                                         Six Months Ended
                                                           December 31
(in thousands)                                                 1996
---------------------------------------------------------------------------
Howmet net income                                            $ 18,998
Less preferred paid-in-kind dividend                           (2,390)
---------------------------------------------------------------------------
Net income available to common shareholders                    16,608
---------------------------------------------------------------------------
Company's 49% interest in Howmet                                8,138
Add preferred paid-in-kind dividend                             2,390
---------------------------------------------------------------------------
Equity income                                                  10,528
Beginning of period equity investment in Howmet               150,544
---------------------------------------------------------------------------
Equity investment in Howmet at December 31, 1996             $161,072
===========================================================================

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

The current estimated liability for all of the Company's environmental remediation is $20 million, and is classified in "other accrued expenses" and "accrued interest and other non-current liabilities." The Company believes that any liability beyond the above amount recorded will not have a material adverse effect on the Company's future results of operations or financial position. The Company collected approximately $9.5 million from insurance companies during fiscal year 1996 and 1997. The Company expects to recover from the government additional amounts as expenses are incurred.


INCOME TAXES

The Company's effective income tax rate was lower for both the quarter and six months ended December 31, 1996, compared to the same periods ended December 31, 1995. The primary reason for the lower rate is due to Howmet income which is taxed at a lower effective rate of 7 percent. The Company's tax rate for both periods also reflects certain income tax credits. The current year's first quarter and the prior year's second quarter each benefited from certain income tax credits, which contributed to the lower effective income tax rate for the six month periods in both years. The effective income tax rate for the quarter ending December 31, 1996, was 33 percent compared to 38 percent for the same period ending December 31, 1995. The effective income tax rate for the six months ending December 31, 1996, was 27 percent compared to 38 percent for the same period ending December 31, 1995.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)


Results of Operations


Income for the Second Quarter

Net income for the second quarter ended December 31, 1996 was $18.7 million or $1.00 per share versus last year's income of $22.3 million or $1.20 per share. Last year's income included interest income from federal income taxes, research and other tax credits of $20.6 million or $1.11 per share after tax, and fastening systems restructuring and other charges of $11.4 million or $.62 per share after tax. The current year's quarter benefited $1.3 million or $.07 per share after tax from the recognition of excess reserves due to the completion of restructuring activities in both the defense and fastener segments. The current quarter included $5.1 million of equity income or $.27 per share after tax from the Company's 49 percent investment in Howmet. Excluding unusual items in both years, the current year's quarterly income increased 33 percent.

Summary unaudited financial information follows:

                                                              Three Months Ended
                                                                   December 31
                                             ----------------------------------------------------
(in thousands except per share data)           1996         1995          Change       Percent
-------------------------------------------------------------------------------------------------

Sales:
Space systems                               $ 98,467      $ 92,638      $  5,829          6 %
Defense systems                               44,564        60,811       (16,247)       (27)
Fastening systems                             66,966        56,448        10,518         19
-------------------------------------------------------------------------------------------------
   Total sales                              $209,997      $209,897      $    100          0 %
=================================================================================================

Operating Income:
Space systems                               $ 14,562      $ 12,447      $  2,115         17 %
Defense systems                                4,614         7,461        (2,847)       (38)
Fastening systems                              5,152       (10,304)       15,456        150
Unallocated corporate expense                 (1,615)       (1,622)            7         (0)
-------------------------------------------------------------------------------------------------
   Total operating income                     22,713         7,982        14,731        185

Equity income, Howmet                          5,445                       5,445
Tax interest and other income                    272        29,050       (28,778)       (99)
Interest expense                                (462)         (814)          352        (43)
Income taxes                                  (9,269)      (13,927)        4,658        (33)
-------------------------------------------------------------------------------------------------
   Net income                               $ 18,699      $ 22,291      $ (3,592)       (16)%
=================================================================================================

Earnings per share                          $   1.00      $   1.20      $   (.20)       (17)%
=================================================================================================

Average equivalent shares outstanding         18,692        18,550           142
=================================================================================================


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER


Space Systems

Space Systems sales and income increased primarily due to the addition of sales on solid rocket booster technology to a foreign customer of $4 million and higher Reusable Solid Rocket Motor (RSRM) margins on the Space Shuttle contract which resulted in a retroactive profit accrual of $3.7 million. Sales and income in the STAR family series of motors declined.

During the quarter, the RSRM contract accounted for sales and profit of approximately 43 percent of consolidated net sales and 49 percent of consolidated operating income. The current NASA contract extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2001. Current long-term NASA planning includes a follow-on RSRM contract. NASA's continued emphasis on cost containment combined with the Company's emphasis on cost reductions should produce a decrease in RSRM sales in fiscal year 1997.


Defense Systems

The decline in Defense Systems sales of $16.3 million and income of $2.8 million reflects the completion of various defense programs last year. Sales in the current quarter were favorably affected by higher missile defense revenues and demilitarization program sales. Income was favorably impacted by the release of $1.3 million of excess reserves from the successful completion of the defense systems restructuring program which begin in the third quarter of fiscal year 1995. (See notes to the financial statements.)


Fastening Systems Sales

Fastening Systems sales increased $10.5 million or 19 percent over last year. The growth reflects stronger worldwide commercial aircraft markets. Industrial sales were stronger than anticipated as a result of improved foreign markets. Emphasis on cost reduction resulted in improved margins over a year ago and the prior quarter. During the second quarter, the Germany manufacturing operation closure and relocation of distribution was completed.

Operating income for the quarter was $5.2 million compared to the prior year's quarter loss of $10.3 million. The quarter benefited from the release of $.8 million of excess reserves related to completion of the Germany restructuring. (See notes to the financial statements.). The prior year's quarter included a restructuring charge of $5.9 million and $7.2 million inventory write-off. Excluding the benefit related to the completion of the restructuring program in the current quarter and the prior year's restructuring and inventory charges of $13.1 million, operating margins increased 51 percent or $1.4 million. The majority of the increase is attributed to stronger domestic aerospace sales and income. International sales and income also increased over last year.

Income Year-To-Date

Net income for the six months ended December 31, 1996, was $37.9 million or $2.03 per share; a 6 percent increase compared to $35.5 million or $1.91 per share last year. The current year's income included $9.8 million of equity income or $.52 per share after tax from the Company's investment in Howmet and $7.3 million of federal income tax and interest refunds or $.39 per share. The prior year's income included interest income from income taxes, research and income tax credits of $20.6 million or $1.11 per share after tax, and fastening systems charges of $11.4 million or $.62 per share after tax. Sales of $407.9 million for the six month period decreased 6 percent from $432.8 million last year. Excluding unusual items in both years, year-to-date income in the current year increased by 17 percent.

Summary unaudited financial information follows:

                                                            Six Months Ended
                                                               December 31
                                        -------------------------------------------------------
(in thousands except per share data)      1996           1995          Change         Percent
-----------------------------------------------------------------------------------------------

Sales:
Space systems                           $192,754       $198,768       $ (6,014)         (3)%
Defense systems                           87,414        120,847        (33,433)        (28)
Fastening systems                        127,781        113,225         14,556          13
-----------------------------------------------------------------------------------------------
  Total sales                           $407,949       $432,840       $(24,891)         (6)%
===============================================================================================

Operating Income:
Space systems                           $ 22,570       $ 27,090       $ (4,520)        (17)%
Defense systems                            8,037         12,528         (4,491)        (36)
Fastening systems                          8,004         (6,288)        14,292        (227)
Unallocated corporate expense             (3,230)        (3,242)            12          (0)
-----------------------------------------------------------------------------------------------
  Total operating income                  35,381         30,088          5,293          18

Equity income, Howmet                     10,528                        10,528
Tax interest and other income              7,435         29,625        (22,190)        (75)
Interest expense                          (1,170)        (1,515)           345         (23)
Income taxes                             (14,245)       (22,719)         8,474         (37)
-----------------------------------------------------------------------------------------------
  Net income                            $ 37,929       $ 35,479       $  2,450           7 %
===============================================================================================

Earnings per share                      $   2.03 $         1.91       $    .12           6 %
===============================================================================================

Average equivalent shares outstanding     18,657         18,555            102             %
===============================================================================================


BUSINESS SEGMENT SALES AND INCOME FOR THE SIX MONTHS


Space Systems

Space Systems sales and income decreased primarily due to completion of the Kennedy Space Center Space Shuttle processing contract during the first quarter of last year. Also contributing to the decrease were lower sales on the RSRM program due to continued emphasis on cost reductions and fewer deliveries on the STAR family series of motors. Sales and income were favorably impacted by the addition of $4 million in sales on the solid rocket booster technology to a foreign customer and higher RSRM margins on the Space Shuttle contract which resulted in a retroactive profit accrual of $3.7 million.

Non RSRM Space sales and income remain dependent on the Company's successful requalification and flight performance of the Castor(R) IV-A motors and successful flight performance of the Castor(R) 120 motors under contract.

Defense Systems

The decline in Defense Systems sales of $33.4 million and income of $4.5 million reflects the completion of various defense programs last year. Sales for year were favorably affected by higher missile defense revenues and demilitarization program sales. The current six month's income benefited from the successful completion of the defense systems restructuring program, which begin in the third quarter of fiscal year 1995, and resulted in the recognition of excess reserves of $1.3 million.

The Company expects defense systems sales and income to continue declining during the remainder of fiscal 1997 on lower levels of federal government defense spending. Trident motor sales and profits are expected to remain stable during the year compared to 1996 predicated on the Navy's continuation of the program at current levels and successful program performance. Standard Missile, Patriot, Maverick, Sidewinder, and Hellfire motor production was completed during fiscal 1996. Declining defense spending continues to create a highly competitive pricing environment and reduced opportunities for new tactical propulsion programs in an industry continuing to be characterized by over capacity.

The Army has terminated the Company's facilities maintenance contracts for both the Longhorn, Texas and Louisiana Government-owned Company operated Army ammunition plants effective June 30, 1997. Sales and income from these plants will not be significant during the year.

Fastening Systems Sales

Fastening Systems sales increased $14.6 million or 13 percent over the same period of the previous year. This improvement reflects the growth in both the worldwide commercial aircraft markets and in foreign industrial sales. Emphasis on cost reduction has resulted in moderately improved margins over last year's results.

Operating income for the six months was $8 million compared to the prior year's loss of $6.3 million. The current six month's income benefited from the release of $.8 million of excess reserves related to completion of the restructuring in Germany. The prior year's income included a restructuring charge of $5.9 million and $7.2 million inventory write-off. Excluding the benefit related to the completion of the restructuring program in the current year and the total of the restructuring and inventory charges of $13.1 million in the prior year, operating margins are up slightly. An increase in income in the aerospace market was offset in part by declines in the domestic industrial market. Foreign industrial and aerospace income increased over the prior year six months.

Fastening systems sales and income are anticipated to increase over fiscal year 1996 (excluding the prior years inventory and restructuring charges). Sales and income from industrial fasteners are projected to decrease slightly due to a slowdown in the transportation markets. Aerospace fastener revenues and operating margins should increase over 1996 as the commercial aircraft build rates continue to improve over prior year levels. International margins are anticipated to improve, as the shutdown of the Germany manufacturing facility has been completed.


EQUITY INCOME, INCOME TAXES AND OTHER ACTIVITIES

Howmet equity income, based on the Company's 49 percent equity investment, contributed materially to the Company's after tax income for the quarter and the six month's earnings and is expected to contribute materially to income for the remainder of fiscal 1997. Howmet's financial results for the six months reflect continuing strong financial and operating performance derived from the industry forecasted recovery of commercial aircraft markets and improvements in the industrial gas turbine margins.

The Company had an effective income tax rate of 27 percent, compared to 38 percent for the same six months period in the prior year. The primary reason for the lower rate is due to Howmet income which is taxed at a lower effective rate of 7 percent. (See the notes to the financial statements.)

For the quarter and six months ended December 31, 1996, general and administrative expenses increased $3.7 million and $5.6 million, respectively, compared to the prior year. The increase was primarily due to higher administrative and marketing expenses in the fastener segment.

Liquidity and Capital Resources

For the current six months, net cash flows from operating activities were $79.3 million compared to $99.1 million for fiscal 1996. The decrease in cash flows reflects collection of the $79.6 million federal income tax receivable during the first quarter of 1996. Partially offsetting the decrease in the current year was a decrease in accounts receivable and a decrease in accrued liabilities. Also affecting the decrease in operating cash flows is an increase in inventories and prepaids this year versus a decrease in inventories in the prior year. The change in income taxes reflects the prior year's payment of the income taxes associated with last year's income tax refund. In the "other" category, last year's cash flow was affected by the non-cash interest income from income taxes in the second quarter.

Investing activities consisted primarily of capital spending on property, plant and equipment of $19.5 million compared to $15.6 million in 1996. Last year's investing activities also reflects the Company's 49 percent investment in Howmet Corporation for $146 million.

Financing activities used $43.1 million of cash compared to cash provided in the prior year of $54 million. Short term debt decreased $37.6 million compared to an increase in the prior year of approximately $55 million to partially fund the purchase of Howmet and $15 million to finance the delays caused by last year's congressional budget impasse. Last year also reflected the repurchase of 114,600 shares of the Company's common stock for approximately $4 million.

There are 625,400 shares remaining for repurchase under the Company's 1.5 million share repurchase authorization at such times and conditions determined to be appropriate by the Company.

At December 31, 1996, the Company's current ratio was 2.0; debt-to-equity ratio 5.6 percent; and working capital of $144.2 million, a $25.5 million increase from June 30, 1996.

The Company has currently outstanding authorizations for $27 million in capital spending. Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program. The Company may incur significant additional debt in the event of the exercise of its three year option to acquire Carlyle's 51 percent equity interest in Howmet. The consolidated debt of the combined companies would significantly increase the Company's debt-to-equity ratio.

At December 31, 1996, the Company had available $165 million revolving credit facilities of which $163 million remains unused. The Company's $300 million shelf registration statement filed with the Securities and Exchange Commission became effective October 16, 1996, and permits the Company access to the public markets for the issuance of long-term financing with amounts, type, and timing as considered appropriate.


                        PART II - OTHER INFORMATION



ITEM 5. OTHER INFORMATION


The Company has announced the appointment of Daniel S. Hapke, to the position of Vice President and General Counsel effective February 5, 1997.

On January  29,  1997,  the Company  announced  plans to  consolidate  it's
Northern Utah operations, effective July 1, 1997 Thiokol's Space Operations, Defense and Launch Vehicles and the Science and Engineering groups will be combined under a new organization under Robert Crippen, President Aerospace Group. The consolidation will provide a more efficient and competitive solid rocket motor manufacturing organization to compete in the current environment. Consolidation costs will be minimal and are expected to be offset by savings in the periods incurred.

The Annual Meeting of Thiokol Corporation Stockholders will be held at 10:00 a.m. local time on October 23, 1997 at the Salt Lake Marriott Hotel, 75 South W. Temple, Salt Lake City, Utah. Any stockholder who wishes to bring business before the 1997 Annual Meeting must provide written notice to be received by the Company on or before February 24, 1997.

Cautionary statements identifying factors that may cause actual results to differ from those results in forward looking statements have been filed by the Company on Form 8-K, May 15, 1996, and Form 10-K for the fiscal year ended June 30, 1996.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

No 8-K reports were filed during the quarter ended December 31, 1996.




                               SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               THIOKOL CORPORATION
                                               (Registrant)



Date:  February 10, 1997                       /s/ Richard L. Corbin
                                               ----------------------------
                                               Richard L. Corbin, Senior
                                               Vice President and Chief
                                               Financial Officer




                                               /s/ Michael R. Ayers
                                               ----------------------------
                                               Michael R. Ayers,
                                               Vice President
                                               and Controller