Form 10-Q
period 1997-03-31
THIOKOL CORP /DE/
filed 1997-05-13
CIK 68366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value, outstanding at April 30, 1997:   18,317,014

                            THIOKOL CORPORATION
                       QUARTERLY REPORT ON FORM 10-Q
                               March 31, 1997



                                   INDEX

                                                                       Page

                       PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

        Consolidated Statements of Operations - Three months
           ended and Nine months ended March 31, 1997 and 1996            3

        Consolidated Balance Sheets -
           March 31, 1997 and June 30, 1996                               4

        Consolidated Statements of Cash Flows - Nine
           months ended March 31, 1997 and 1996                           5

        Notes to Consolidated Financial Statements                        6


ITEM 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations                        12-18


                         PART II. OTHER INFORMATION


ITEM 5. Other Information                                             18-20

ITEM 6  Exhibits and Reports on Form 8-K                                 20



SIGNATURES                                                               21

                       PART I - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                               THIOKOL CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                        (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                           Three Months Ended                Nine Months Ended
                                                                March 31                         March 31
                                                      ---------------------------------------------------------------
                                                          1997            1996             1997            1996
---------------------------------------------------------------------------------------------------------------------

Net sales                                                  $226,587        $228,937         $634,536        $661,777

Operating expenses:
     Cost of sales                                          184,338         192,213          513,580         548,413
     General and administrative                              18,636          20,317           58,659          54,694
     Research and development                                 3,161           3,159            8,683           9,428
     Restructuring                                                                            (2,219)          5,906
---------------------------------------------------------------------------------------------------------------------
                                                            206,135         215,689          578,703         618,441

Income from operations                                       20,452          13,248           55,833          43,336

Equity income, Howmet                                         8,228           1,696           18,756           1,696
Interest income                                               1,743             464            9,178          30,089
Interest expense                                               (289)         (1,562)          (1,459)         (3,077)
---------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   30,134          13,846           82,308          72,044

Income taxes                                                  9,322           4,317           23,567          27,036
---------------------------------------------------------------------------------------------------------------------

Net income                                                 $ 20,812        $  9,529         $ 58,741        $ 45,008
=====================================================================================================================

Net income per share                                       $   1.12        $    .52         $   3.15        $   2.43
=====================================================================================================================

Dividends per share                                        $    .17        $    .17         $    .51        $    .51
=====================================================================================================================

Average number of common and common
     equivalent shares outstanding                           18,738          18,551           18,635          18,554
=====================================================================================================================

                                          THIOKOL CORPORATION
                                      CONSOLIDATED BALANCE SHEETS
                                             (IN THOUSANDS)

                                                                       March 31         June 30
                                                                         1997             1996
---------------------------------------------------------------------------------------------------
Assets                                                               (Unaudited)
Current assets
     Cash and cash equivalents                                          $ 24,404        $ 15,122
     Receivables                                                         152,664         162,595
     Inventories                                                          83,991          91,400
     Deferred income tax assets and prepaid expenses                      30,409          31,381
---------------------------------------------------------------------------------------------------
        Total current assets                                             291,468         300,498

Property, plant and equipment, at cost
     less allowances for depreciation                                    287,094         286,684

Other assets
     Equity investment in Howmet                                         169,300         150,544
     Costs in excess of net assets of businesses
        acquired, less amortization                                       26,924          27,707
     Patents and other intangible assets                                  14,615          16,369
     Other non-current assets                                             41,532          36,545
---------------------------------------------------------------------------------------------------
                                                                        $830,933        $818,347
===================================================================================================
Liabilities and Stockholders' Equity
Current liabilities
     Short-term debt                                                    $ 22,179        $ 62,681
     Accounts payable                                                     35,323          25,882
     Accrued compensation                                                 35,468          42,175
     Other accrued expenses                                               43,027          51,015
---------------------------------------------------------------------------------------------------
        Total current liabilities                                        135,997         181,753

Noncurrent liabilities
     Accrued retiree benefits                                             70,433          70,427
     Deferred income taxes                                                41,156          39,839
     Accrued interest and other non-current liabilities                   84,147          78,514

Stockholders' equity
     Common stock (par value $1.00 per share)
        Authorized - 200,000 shares
        Issued - 20,455 shares including shares in treasury               20,538          20,538
     Additional paid-in capital                                           43,641          44,184
     Retained earnings                                                   494,282         444,946
---------------------------------------------------------------------------------------------------
                                                                         558,461         509,668
     Less cost of common stock in treasury
        2,221 shares, March 31, 1997 and
        2,314 shares, June 30, 1996                                      (59,261)        (61,854)
---------------------------------------------------------------------------------------------------
           Total stockholders' equity                                    499,200         447,814
---------------------------------------------------------------------------------------------------
                                                                        $830,933        $818,347
===================================================================================================

See notes to consolidated financial statements.

                                            THIOKOL CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                               (IN THOUSANDS)


                                                                                     Nine Months Ended
                                                                                          March 31
                                                                               -------------------------------
                                                                                      1997               1996
--------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                        $ 58,741          $  45,008
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Restructuring                                                               (2,219)             5,906
        Depreciation and amortization                                               29,842             27,255
        Equity income                                                              (18,756)            (1,696)
        Changes in operating assets and liabilities:
           Receivables                                                               9,885            110,102
           Inventories and prepaid expenses                                          7,729             23,526
           Accounts payable and accrued expenses                                    (5,626)           (24,635)
           Income taxes                                                              4,117            (11,916)
           Other                                                                    (3,419)           (22,250)
--------------------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                            80,294            151,300

Investing Activities
     Investment in Howmet                                                                            (146,000)
     Purchases of property, plant and equipment                                    (26,886)           (21,258)
     Proceeds from disposal of assets                                                2,159              6,161
--------------------------------------------------------------------------------------------------------------
               Net cash used for investing activities                              (24,727)          (161,097)

Financing Activities
     Net change in short-term debt                                                 (38,762)            19,391
     Repayment of long-term debt                                                      (168)              (176)
     Dividends paid                                                                 (9,405)            (9,323)
     Purchase of common stock for treasury                                                             (4,321)
     Stock option transactions                                                       2,050              2,094
--------------------------------------------------------------------------------------------------------------
               Net cash (used for) provided by financing activities                (46,285)             7,665

Increase (decrease) in cash and cash equivalents                                     9,282             (2,132)
Cash and cash equivalents at beginning of year                                      15,122             13,216
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                        $ 24,404          $  11,084
==============================================================================================================


See notes to consolidated financial statements.

                            THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis Of Presentation
---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1996, reflects the Company's audited consolidated financial statements at that date. In the opinion of management all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1997. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

Restructuring And Impairment
----------------------------

The Company's defense and fastening systems restructuring programs were completed in the current year's second quarter. The restructuring programs, initiated to reduce the Company's operating costs and improve profitability, involved a reduction of personnel and the closing of certain locations and relocation of operations in both the United States and Europe. The charges included severance, as well as the write-off of goodwill and fixed assets. The defense system restructuring plan announced in the third quarter of fiscal 1995, included domestic pre-tax charges of $61.4 million ($49.2 million or $2.62 per share after tax). The fastening system restructuring plan announced in the second quarter of fiscal 1996 included foreign pre-tax charges of $5.9 million ($5.9 million or $.32 per share after tax). During the second quarter of the current fiscal year, the restructuring was completed and the remaining excess reserves from both programs were closed and credited to income. The defense and the fastening systems segments recognized $1.4 million and $.8 million in income, respectively. The restructuring charges included reserves for certain issues that have not currently been resolved but which the Company believes will be adequate to cover future costs if they are incurred.

Receivables
-----------

The components of receivables are as follows:
                                                     March 31     June 30
(in thousands)                                         1997         1996
--------------------------------------------------------------------------
Receivables under U.S. Government contracts
  and subcontracts                                   $ 96,596    $101,987
Income tax refund receivable and related interest                   5,731
Trade accounts receivable                              54,216      54,344
Other current receivables                               1,852         533
--------------------------------------------------------------------------
                                                     $152,664    $162,595
==========================================================================

Receivables under government contracts and subcontracts include unbilled costs and accrued profits primarily consisting of revenues recognized on contracts that have not been billed. Such amounts are billed based on contract terms and delivery schedules. The balance includes approximately $11 million of disputed costs with the federal government related primarily to government approved benefit costs that arose under cost reimbursement contracts with the Army ammunition plant in Texas and Louisiana. The Company has filed an action seeking reimbursement of these and future costs with interest. Cost and incentive-type contracts and subcontracts are subject to government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees totaling $78.2 million, at March 31, 1997, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor
(RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The current RSRM contract is expected to be completed in fiscal year 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or be directly reimbursed. Circumstances which could erode cost management performance include failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.


Inventories
-----------

Inventories are stated at the lower of cost or market. Space and defense systems inventories represent estimated recoverable costs related to long-term fixed price contracts and include direct production costs and allocable indirect costs, less related progress payments received. Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method and are net of reserves for excess or obsolete inventory.

Inventories are summarized as follows:

                                                     March 31     June 30
(in thousands)                                         1997         1996
---------------------------------------------------------------------------
Finished goods                                       $28,267      $42,364
Raw materials and work-in-process                     52,810       43,126
Inventoried costs related to U.S.Government
  and other long-term contracts                       32,871       22,623
Progress payments received on long-term contracts
                                                     (29,957)     (16,713)
---------------------------------------------------------------------------
                                                     $83,991      $91,400
===========================================================================


Equity Investment In Howmet
---------------------------

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

Summary unaudited Howmet financial information follows:

                                         March 31               June 30
(in thousands)                             1997                  1996
---------------------------------------------------------------------------
Current assets                         $  321,272            $  324,666
Noncurrent assets                         695,040               782,270
---------------------------------------------------------------------------
Total assets                           $1,016,312            $1,106,936
===========================================================================

Current liabilities                    $  289,286            $  338,881
Noncurrent liabilities                    445,141               516,999
---------------------------------------------------------------------------
Total liabilities                         734,427               855,880
Preferred stock                            56,135                52,511
Common stockholders' equity               225,750               198,545
---------------------------------------------------------------------------
Total liabilities and equity           $1,016,312            $1,106,936
===========================================================================


                                    Three Months Ended   Nine Months Ended
                                         March 31             March 31
(in thousands)                             1997                  1997
---------------------------------------------------------------------------
Net sales                                $312,561              $874,559
Cost of goods sold                        252,886               680,938
Gross profit                               59,675               193,621
Operating income                           35,787                91,123
Net income                               $ 15,506              $ 34,504
===========================================================================


A reconciliation of Howmet's net income to the Company's equity income and investment in Howmet are as follows:

                                                         Nine Months Ended
                                                              March 31
(in thousands)                                                   1997
---------------------------------------------------------------------------
Howmet net income                                              $ 34,504
Less preferred paid-in-kind dividend                             (3,625)
---------------------------------------------------------------------------
Net income available to common shareholders                      30,879
---------------------------------------------------------------------------
Company's 49% interest in Howmet                                 15,131
Add preferred paid-in-kind dividend                               3,625
---------------------------------------------------------------------------
Equity income                                                    18,756
Beginning of period equity investment in Howmet                 150,544
---------------------------------------------------------------------------
Equity investment in Howmet at March 31, 1997                  $169,300
===========================================================================

ENVIRONMENTAL MATTERS
---------------------

The Company is involved with two Environmental Protection Agency (EPA) superfund sites in Morris County, New Jersey formerly operated by the Company for government contract work. The Company has not incurred any significant costs relating to these environmental sites. The Company has negotiated and signed a consent decree with the EPA on both the Rockaway Borough Well Field site, as well as on the Rockaway Township Well Field site. With respect to the Company's liability for response costs, site remediation, and future operation and maintenance costs on both sites, the Company has recorded a $10.1 million liability. In addition to the above sites the Company is involved with other locations involving environmental issues.

The Company's estimated liability for all environmental remediation is $20 million, and is classified in "other accrued expenses" and "accrued interest and other non-current liabilities." The Company believes that any liability exceeding amounts recorded will not have a material adverse effect on the Company's future results of operations or financial position. The Company has collected approximately $9.5 million in environmental related recoveries from insurance companies during fiscal year 1996 and 1997. The Company expects to recover from the government additional amounts as expenses are incurred.

INCOME TAXES
------------

The effective income tax rate for the quarter ending March 31, 1997, was approximately 31 percent compared to approximately 38 percent for the same period ending March 31, 1996. The effective income tax rate for the nine months ending March 31, 1997, was approximately 29 percent compared to approximately 38 percent for the same period ending March 31, 1996. The primary reason for the lower rate is due to Howmet income which is taxed at a lower effective rate of 7 percent. The Company's tax rate for both periods also reflects certain income tax credits, which contributed to the lower effective income tax rate.


ACCOUNTING STANDARDS
--------------------

In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share". This statement replaces the previous standard Accounting Principles Board (APB) Opinion No. 15, "Earnings per Share". Effective for periods ending after December 15, 1997, SFAS No. 128 requires companies report both "basic" and "diluted" earnings per share. "Basic" earnings per share will exclude common stock equivalents from the average shares outstanding. "Diluted" earnings per share requires the addition of common stock equivalents to the average shares outstanding. Average shares outstanding is the denominator used in "basic" earnings per share calculations. Accordingly, "basic" earnings per share will be higher than "diluted" earnings per share. For the Company, "diluted" earnings per share under the new standard is approximately equivalent to "primary" earnings per share under APB No. 15, which has historically been reported. Beginning with the second quarter ending December 1997, the Company will report both "basic" and "diluted" earnings per share for all periods. The impact of SFAS No. 128 on the Company's earnings per share is not expected to be significant.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

Income for the Third Quarter
----------------------------

Net income for the third quarter ended March 31, 1997 was $20.8 million or $1.12 per share, compared to the prior year's quarter net income of $9.5 million or $.52 per share. The prior year's quarter was impacted by a Fastening Systems inventory charge of $.16 per share. Excluding the prior year's charge, the current year's quarterly net income increased $8.3 million or 66 percent.

Summary unaudited financial information follows:

                                                                                     March 31
                                                           ----------------------------------------------------------
(in thousands except per share data)                          1997           1996         Change          Percent
---------------------------------------------------------------------------------------------------------------------

 Sales:
 Space systems                                             $106,117       $101,883       $  4,234              4 %
 Defense systems                                             46,012         65,006        (18,994)           (29)
 Fastening systems                                           74,458         62,048         12,410             20
---------------------------------------------------------------------------------------------------------------------
     Total sales                                           $226,587       $228,937       $ (2,350)            (1)%
=====================================================================================================================

 Operating Income:
 Space systems                                             $ 11,706       $ 13,357       $ (1,651)           (12)%
 Defense systems                                              1,983          5,483         (3,500)           (64)
 Fastening systems                                            8,377         (3,971)        12,348            311
 Unallocated corporate expense                               (1,614)        (1,621)             7             -
---------------------------------------------------------------------------------------------------------------------
     Total operating income                                  20,452         13,248          7,204             54

 Equity income, Howmet                                        8,228          1,696          6,532            385
 Tax interest and other income                                1,743            464          1,279            276
 Interest expense                                              (289)        (1,562)         1,273            (81)
 Income taxes                                                (9,322)        (4,317)        (5,005)           116
---------------------------------------------------------------------------------------------------------------------
     Net income                                            $ 20,812       $  9,529       $ 11,283            118 %
=====================================================================================================================

 Earnings per share                                        $   1.12 $          .52       $    .60            115 %
=====================================================================================================================

 Average equivalent shares outstanding                       18,738         18,551            187             -
=====================================================================================================================


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER
-------------------------------------------------

Space Systems
-------------

Space Systems sales increased primarily due to the addition of sales from commercial launch motor and technology, and a retroactive profit accrual of $3.7 million on the Reusable Solid Rocket Motor (RSRM) on the Space Shuttle contract. Sales and income in the STAR family series of motors increased over the prior quarter as well as last year's quarter. Space Systems income is down 12 percent due to lower overall margins on space programs compared to the prior year's quarter.

During the quarter, the RSRM contract accounted for sales and profit of approximately 41 percent of consolidated net sales and 58 percent of consolidated operating income. The current NASA cost plus-type contract extends the Company's production of the Space Shuttle solid rocket motors through fiscal year 2001. Current long-term NASA planning includes a follow-on RSRM contract. NASA's continued emphasis on cost containment combined with the Company's emphasis on cost reductions to earn incentive fees should produce a decrease in RSRM sales in fiscal year 1997.


Defense Systems
---------------

The decline in Defense Systems sales and income reflects the completion of various defense programs last year. Sales in the current quarter were favorably affected by higher missile defense revenues and Minuteman program sales.


Fastening Systems Sales
-----------------------

Fastening Systems sales increased $12.4 million or 20 percent over last year. The growth reflects stronger worldwide commercial aircraft markets. Industrial sales were stronger than anticipated as a result of stronger foreign and domestic markets. Emphasis on cost reduction resulted in improved margins over last quarter and the prior year's quarter.

Operating income for the quarter was $8.4 million compared to the prior year's quarter loss of $4 million. The prior year's quarter included a $5 million inventory write-off. Excluding the prior year's inventory charge, operating margins were nearly eight times the prior year's or $7.3 million higher. Stronger domestic aerospace markets and higher international sales paced the improvement.

Income Year-To-Date
-------------------

Net income for the nine months ended March 31, 1997, was $58.7 million or $3.15 per share; a 30 percent increase compared to $45 million or $2.43 per share last year. The current year's income included $17.4 million of equity income or $.94 per share after tax, from the Company's investment in Howmet and $7.8 million of federal income tax and interest refunds or $.42 per share after tax. The prior year's income included interest income from income taxes, research and income tax credits of $21.3 million after tax or $1.15 per share, and fastening systems charges of $14.4 million after tax or $.78 per share. Sales of $634.5 million for the nine month period decreased 4 percent from $661.8 million last year. Excluding unusual items in both years, year-to-date income in the current year increased by 30 percent.

Summary unaudited financial information follows:

                                                                    Nine Months Ended
                                                                         March 31
                                               ------------------------------------------------------
(in thousands except per share data)             1997           1996         Change         Percent
-----------------------------------------------------------------------------------------------------

Sales:
Space systems                                  $298,871       $300,651      $ (1,780)          (1)%
Defense systems                                 133,426        185,853       (52,427)         (28)
Fastening systems                               202,239        175,273        26,966           15
-----------------------------------------------------------------------------------------------------
    Total sales                                $634,536       $661,777      $(27,241)          (4)%
=====================================================================================================

Operating Income:
Space systems                                  $ 34,276       $ 40,447      $ (6,171)         (15)%
Defense systems                                  10,020         18,011        (7,991)         (44)
Fastening systems                                16,381        (10,259)       26,640         (260)
Unallocated corporate expense                    (4,844)        (4,863)           19           -
-----------------------------------------------------------------------------------------------------
    Total operating income                       55,833         43,336        12,497           29

Equity income, Howmet                            18,756          1,696        17,060        1,006
Tax interest and other income                     9,178         30,089       (20,911)         (69)
Interest expense                                 (1,459)        (3,077)        1,618          (53)
Income taxes                                    (23,567)       (27,036)        3,469          (13)
-----------------------------------------------------------------------------------------------------
    Net income                                 $ 58,741       $ 45,008      $ 13,733           31 %
=====================================================================================================

Earnings per share                             $   3.15 $         2.43      $    .72           30 %
=====================================================================================================

Average equivalent shares outstanding            18,635         18,554            81           -  %
=====================================================================================================


BUSINESS SEGMENT SALES AND INCOME FOR THE NINE MONTHS
-----------------------------------------------------

Space Systems
-------------

Space  Systems  sales  and  income  decreased  due to lower  space  program margins, the completion of the Kennedy Space Center Space Shuttle processing contract during the first quarter of last year, and lower sales on the RSRM program due to continued emphasis on cost reductions. Sales were favorably impacted by the addition of $12 million in sales on commercial launch motor and technology programs. Income benefited from a retroactive profit accrual of $3.7 million on the RSRM on the Space Shuttle contract and from $4 million in sales from solid rocket motor technology to a foreign customer.

Non RSRM Space sales and income remain dependent on the Company's successful requalification and flight performance of the Castor(R) IV-A motors and successful flight performance of the Castor(R) 120 motors under contract.

Defense Systems
---------------

The decline in Defense Systems sales of $52.4 million and income of $8.0 million reflects the completion of various defense programs last year. Sales for the year were favorably affected by higher missile defense revenues. The current nine month's income benefited from the successful completion of the defense systems restructuring program, which began in the third quarter of fiscal year 1995, and resulted in the recognition in income of excess reserves of $1.4 million during the current year's second quarter (See notes to financial statements).

The Company expects defense systems sales and income to continue declining during the remainder of fiscal 1997 on lower levels of federal government defense spending. Trident motor sales and profits have declined during the year compared to 1996 as the U.S. Navy has reduced production levels. Standard Missile, Patriot, Maverick, Sidewinder, Sea Gnat, and Hellfire motor production was completed during fiscal 1996. Declining defense spending continues to create a highly competitive pricing environment and reduced opportunities for new tactical propulsion programs in an industry continuing to be characterized by over capacity.

The Army has terminated the Company's facilities maintenance contracts for both the Texas and Louisiana Government-owned Company-operated Army ammunition plants effective June 30, 1997. Sales and income from these plants will not be significant during the year.

Fastening Systems
-----------------

Fastening Systems sales increased $27 million or 15 percent over the same period of the previous year. This improvement reflects the growth in both the worldwide commercial aircraft markets and in foreign industrial sales. Emphasis on cost reduction combined with sales increases has resulted in steadily improving margins over last year's results.

Operating income for the nine months was $16.4 million compared to the prior year's loss of $10.3 million. The current nine month's income benefited from the release of $.8 million of excess reserves related to completion of the restructuring in Germany, during the second quarter (See notes to financial statements). The prior year's income included a restructuring charge of $5.9 million and $12.2 million of inventory charges. Excluding the benefit related to the completion of the restructuring program in the current year, and restructuring and inventory charges in the prior year, operating margins have increased to 7.7 percent. Income increases occurred in both the aerospace and industrial markets, paced by commercial aerospace. Foreign industrial and aerospace income increased over the prior year's nine months.

Fastening systems sales and income are anticipated to increase over fiscal year 1996. Aerospace and industrial fastener revenues and operating margins should increase over 1996 as the commercial aircraft and transportation build rates continue to improve over prior year levels. International operating margins were negatively impacted by low margin product sales and product transfer costs. However, international margins are anticipated to improve, as the shutdown of the manufacturing facility in Germany has been completed.


EQUITY INCOME
-------------

Howmet equity income, based on the Company's 49 percent equity investment, contributed materially to the Company's after tax income for the quarter and the nine month's earnings, and is expected to contribute materially to income for the remainder of fiscal 1997. Howmet's financial results for the nine months reflect continuing strong financial and operating performance derived from the recovery of commercial aircraft markets and improvements in industrial gas turbine margins.


INCOME TAXES AND OTHER ACTIVITIES
---------------------------------

The Company had an effective income tax rate of approximately 29 percent, compared to approximately 38 percent for the same nine months period in the prior year. The primary reason for the lower rate is due to Howmet income which is taxed at a lower effective rate of 7 percent. (See the notes to the financial statements.)

For the quarter and nine months ended March 31, 1997, general and administrative expenses decreased $1.7 million and increased $4 million, respectively, compared to the prior year periods. The year-to-date increase was due to higher administrative and marketing expenses in the fastener segment incurred primarily in the second quarter.

The Company expects the level of operating and financial performance achieved during the quarter to be sustainable through the next quarter with earnings expected to be in the range of $1.10 to $1.15 per share. Provided there are no major program disruptions or market changes, this earnings trend is expected to continue into fiscal year 1998.

The Company is in the process of consolidating it's Northern Utah operations. Thiokol's Space Operations, Defense and Launch Vehicles and the Science and Engineering groups will be combined under one organization, Aerospace Group. The consolidation will provide a more efficient and competitive solid rocket motor manufacturing organization to compete in the current environment. Consolidation costs will be minimal and are expected to be offset by savings in the periods incurred.

On March 12, 1997, the Company announced the National Space Development Agency of Japan had selected the Company's CASTOR IVA-XL solid rocket motor as a strap-on booster for Japan's newest launch vehicle, the H-IIA. The CASTOR IVA-XL is manufactured by the Utah Defense and Launch Vehicle division. Initial contract value is estimated to be approximately $50 million, depending on the number of boosters procured. A few deliveries are anticipated in fiscal year 1998 with the majority of sales expected in fiscal year 1999.


Liquidity and Capital Resources
-------------------------------

For the current nine months, net cash flows from operating activities were $80.3 million compared to $151.3 million for fiscal 1996. The decrease in cash flows primarily reflects collection of the $79.6 million federal income tax receivable during the 1996 first quarter. In the "other" category, last year's cash flow was affected by the non-cash interest income from income taxes in the second quarter.

Investing activities consisted primarily of capital spending on property, plant and equipment of $26.9 million compared to $21.3 million in 1996. The prior year benefited from $4 million of additional proceeds from fixed asset disposals. Last year's investing activities also reflects the Company's 49 percent investment in Howmet Corporation for $146 million.

Financing activities used $46.3 million of cash compared to cash provided in the prior year of $7.7 million. Short term debt decreased $38.8 million compared to an increase in the prior year of approximately $19.4 million to partially fund the purchase of Howmet. Last year also reflected the repurchase of 124,600 shares of the Company's common stock for approximately $4.3 million.

There are 625,400 shares remaining for repurchase under the Company's current share repurchase authorization at such times and conditions determined to be appropriate by the Company.

At March 31, 1997, the Company's current ratio was 2.14, debt-to-equity ratio was 4.8 percent, and working capital was $155.5 million, a $36.7 million increase from June 30, 1996.

The Company currently has outstanding authorizations for $19.7 million in capital spending. Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program. Significant additional debt may be incurred in the event the Company exercises its option to acquire Carlyle's 51 percent equity interest in Howmet. The combined companies' consolidated debt would significantly increase the Company's debt-to-equity ratio.

At March 31, 1997, the Company had available $165 million in revolving credit facilities with $163 million unused. The Company's $300 million shelf registration statement filed with the Securities and Exchange Commission became effective October 16, 1996, and permits the Company access to public markets to issue long-term financing with amounts, type, and timing as considered appropriate.


                        PART II - OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

The Company sets forth below "Cautionary Statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company SEC filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the Company's forward-looking statements include but are not necessarily limited to the following:

(i)       The  Company's  National  Aeronautical  and Space  Administration
          (NASA) Reusable Solid Rocket Motor (RSRM) contract for the Space Shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government (government). Deliveries under the contract may be delayed or extended at the election of the government. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. There is no assurance the Company will be awarded additional RSRM contracts as a follow-on upon completion of the current "Buy III" contract expected to continue until fiscal year 2001. If the Company is awarded such a follow-on contract, the profitability and cash flow from such contract may not be at current levels. NASA's proposed privatization of the Space Shuttle Program could adversely impact the Company's RSRM contract in the out-years.

(ii) The Company's maintenance of non-RSRM space and defense contracts including commercial launch vehicles and programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the customer or failure of such programs to be funded. The Company's ability to successfully compete and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management including but not limited to program termination, consolidation, or privatization. Risk factors also include the degree the Company successfully manages current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes of a contracting and competitive procurement environment.

(iii) Products and services, sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aerospace markets and the phase of such cycle at any point in time. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing for their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product technology and manufacturing qualifications to meet the needs of its major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand and product qualification, and product substitutions by major customers. The Company's potential inability to maintain product technology, pricing, as well as availability, delivery, and service are important risk factors.

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

(v) Many of the Company's products and manufacturing processes utilize highly energetic and hazardous materials. Major liability, employee safety, production disruptions, and asset destruction or impairment risks exist. Unknown environmental hazards including the designation of the Company as a responsible party in a Superfund or similar state enforcement action by the Environmental Protection Agency and environmental claims by third parties pose a risk to the Company.

(vi) The exercise of the Company's option to purchase the remaining 51 percent of Howmet will in part be dependent on the favorable operational and financial performance, favorable economic conditions, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from the Carlyle Group.

(vii) Supplier and customer product qualifications are important to the Company as a supplier and as a purchaser. As a supplier, loss or failure to maintain product or manufacturing qualifications from major customers including the government and major commercial aerospace and aircraft manufacturers may result in loss of markets and business for the Company. Vendor, component parts, and raw materials qualifications are important to the Company in the manufacture of its products including major propulsion systems such as the RSRM. Vendor, component parts and raw material qualifications may be limited and the loss of a major vendor as a supplier has the potential to cause a major and material delay in production or program management.



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

No 8-K reports were filed during the quarter ended March 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    THIOKOL CORPORATION
                                    (Registrant)



Date:  May 13, 1997                 /s/ Richard L. Corbin
                                    -------------------------------------
                                    Richard L. Corbin,  Senior Vice
                                    President and Chief Financial Officer
                                    (Principal Financial Officer)



                                    /s/ Michael R. Ayers
                                    -------------------------------------
                                    Michael R. Ayers, Vice President
                                    and Controller (Principal Accounting
                                    Officer)