Form 10-K
period 1997-06-30
THIOKOL CORP /DE/
filed 1997-09-25
CIK 68366

==============================================================================

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1997

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

 Title of Each Class                                  Name of Each Exchange
 Common Stock, par value                                on Which Registered
    $1.00 per share                                 New York Stock Exchange
Common Stock Purchase Rights                         Chicago Stock Exchange

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 29, 1997, ($79.625 per share): $1,455,933,889

     Number of shares of Common  Stock  outstanding  as of August 29, 1997:
18,284,884

                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Annual Report to Stockholders for the fiscal year ended June 30, 1997: Parts I, II, and IV.

2. Portions of definitive Proxy Statement dated September 12, 1997: Parts III and IV.

==============================================================================

                                  PART I

ITEM 1. BUSINESS
----------------

     Thiokol Corporation (the "Company") manufactures solid rocket propulsion systems and related products, ordnance, flares, gas generators, and actuators, and provides services for the aerospace and defense markets and specialty fastening systems for aerospace and industrial applications. Founded in 1930, Thiokol Corporation and its successor, Thiokol Chemical Corporation (old Thiokol), operated in various corporate forms until merged in 1982 with Morton-Norwich Products, Inc., and operated thereafter as a division of Morton Thiokol, Inc. After the 1989 spin-off of the specialty chemicals, salt, and automotive-restraint businesses to a newly-formed publicly-traded company, Morton International, Inc., the Company's aerospace and defense business operated independently as Thiokol Corporation. In 1991, the Company acquired the aerospace and industrial fastener business of Huck Manufacturing Company. The Company operates this fastening systems segment of the business as a wholly-owned subsidiary, Huck International, Inc. ("Huck"). Huck acquired the threaded lock bolts, locknuts, and related product line assets of the Deutsch Manufacturing Company in 1994 and acquired the assets of Automatic Fastener Company, manufacturer of blind fasteners for automotive and industrial applications, in January 1995. The Company established the Defense and Launch Vehicles Division in 1995 reflecting the consolidation of certain of its defense and solid propulsion product lines. During fiscal year 1997, the Company consolidated its Space Defense and Launch Vehicle Divisions and Science and Engineering into a single operating unit, the Propulsion Group. The Company's management and operations at the government-owned Army ammunition plants in Texas and Louisiana have been discontinued.

     During fiscal year 1996, the Company and The Carlyle Group, a private merchant investment firm (ACarlyle"), formed a jointly-owned company, Blade Acquisition Corp. (ABlade"). The Company owns 49 percent and Carlyle owns 51 percent of the outstanding Blade voting common stock. In December 1995, Blade completed the acquisition of Howmet Corporation ("Howmet"). The
Shareholders' Agreement between the Company and Carlyle provides the Company with a call option, exercisable during a three-year period commencing the third year from the Closing Date (December 13, 1998) to purchase all of the voting common stock of Blade owned by Carlyle. The call option price is set by a purchase price valuation process set forth in the Shareholders' Agreement or by negotiation. The Company's decision to exercise its option to acquire the Howmet shares will be dependent on various factors including financial and operating performance, condition of the financial markets and the applicable valuation. The Company and Carlyle could also agree on alternatives for the Company to increase its ownership in Blade. The Shareholders' Agreement contains a change in control provision which provides the Company the right to accelerate the exercise of the call option in the event of a change of control of Carlyle. In the event of a change of control of the Company as defined by terms of the Shareholders'

Agreement, the Company may effectively lose the call option.

Equity Investment in Howmet
---------------------------

     Howmet is a manufacturer of investment castings for aircraft turbine engines and components and industrial gas turbine engines. The Howmet Cercast Group is a producer of high quality aluminum and investment castings used in the defense electronics and commercial aerospace industries.

     Howmet's aerospace castings consist of super alloy and titanium castings for aircraft turbine engines and structural airframe and engine applications. Products include airfoils consisting of blades (rotating foils) and vanes (non-rotating foils) as well as integral castings such as turbine rotors and nozzle rings for smaller engines involving an entire set of blades and related components cast together. Structural components include support components of engines such as engine castings, frames, and bearing housings and other airframe components. Howmet's aerospace castings are designed and manufactured for commercial and military applications and sold to original equipment aircraft manufacturers and aftermarket customers.

     Industrial gas turbine products consist of airfoils (including moving blades and stationery vanes) for gas turbines used for power generation primarily by the electric utility industry and mechanical drive applications for industrial and pipeline operations, oil and gas processing and offshore drilling.

         Howmet's Cercast subsidiary produces aluminum investment castings for the commercial aerospace and defense markets. Applications include electronic packaging, electro-optical system housings, engine parts, pumps and compressors.

     Howmet also provides products and services to third parties including machining components, component coating and specialty alloys. Howmet also participates in a joint venture in Japan with Komatsu manufacturing investment cast components for industrial gas turbine and aerospace customers primarily in Japan and other Asian countries.

     Howmet's aerospace castings represent 52%; Industrial gas turbine castings 33%; and aluminum castings 8% of its revenues. Howmet's principal customers are General Electric, Pratt & Whitney Aircraft Division of United Technologies Corporation, Allied Signal, Inc., Rolls Royce plc and SNECMA, S.A. Sales to the top ten customers represent approximately 60% of Howmet's sales.

     Howmet's major investment casting competitor is Precision Castparts Corp. ("PCC"). Howmet competes with PCC and others primarily on technological sophistication, quality, price, service and delivery for orders from large, well-capitalized customers with significant market power. Superalloy castings represent a substantial cost component to Howmet's and its competitor's customers who are increasingly focused on reducing costs and responding to increased competition in their markets. Howmet's major customers for these castings are intensely price competitive with each other, and this price competition increases their incentives to reduce costs from their suppliers. Aluminum casting manufacturers also compete on the basis of price.

     Howmet, based in Greenwich, Connecticut, generated annual sales of $1.2 billion in the twelve-month period ended June 30, 1997. Howmet operates 27 manufacturing facilities located in the United States, Canada, France, the United Kingdom and Japan and employs approximately 10,000 people worldwide. Howmet operates a research and development facility employing 170 people in Whitehall, Michigan.

Business Segments
-----------------

     The Company operates in two business segments: (i) the Propulsion Group; and (ii) Fastening Systems. This business segmentation reflects the Company's consolidation of its Space, Defense and Launch Vehicle divisions and Science and Engineering unit into one business segment, the Propulsion Group, during fiscal year 1997.

     Propulsion Group. The propulsion segment consists of solid rocket propulsion systems and related products, research and development and launch support services for the National Aeronautics and Space
Administration ("NASA"), Department of Defense and commercial space applications. Such systems include the Reusable Solid Rocket Motor ("RSRM") used for NASA's Space Shuttle. The current Buy III Space Shuttle contract awarded to the Company in 1991 to build 142 solid rocket motor boosters for the NASA Space Shuttle program has approximately $700 million remaining through its projected completion date in fiscal year 2001. The Buy III contract is a Acost plus award fee" contract with an award fee based on the degree of the Company's success, as rated by NASA, of meeting contract standards relating to program safety, management, reliability, quality assurance, delivery, and hardware flight performance on the contract. The Company also receives a cost-incentive fee for meeting certain predetermined cost-reduction targets. The delivery rate and the Company's contract accrual rate for financial statement purposes are subject to continuing NASA funding, NASA's Shuttle flight scheduling (currently seven flights per year), and program performance. The NASA contract is subject to termination for convenience by the federal government with the Company retaining such rights of recovery for costs and expenses provided by the government procurement laws and regulations, and contract terms and conditions. NASA is reorganizing the Shuttle program under one prime contractor, United Space Alliance, to manage many of the program functions now managed by NASA. Such restructuring will occur over a transition period of several years. The Company's position as a contractor to NASA is expected over time to shift to the role of a subcontractor to the prime contractor, although there can be no assurance that such shift will occur. Currently, the Company is the only qualified manufacturer of the RSRM. The Company believes the time and cost to qualify a second source of supply would be prohibitively expensive in light of declining government expenditures for the space program. After completion of the Buy III contract, the Company anticipates continuing participation in the Shuttle program under the Buy IV contract, the terms of which are to be negotiated. The Company expects NASA to issue a request for proposal for the Buy IV contract during early fiscal year 1998. The Company expects to submit its proposal during the second half of 1998 with negotiations following in fiscal year 1999. The Company retains certain Shuttle RSRM solid rocket motor launch oversight activities at the Kennedy Space Center.

     The Company's family of CASTOR solid rocket motors is used in the first and second stages of a number of expendable launch vehicles and as strap-on boosters for medium and heavy lift vehicles for space, defense, and commercial applications.

     The Company's CASTOR 120 motor, designed as a low-cost 120,000 pound class motor for the small launch vehicle market, has been selected as the propulsion system for the Lockheed Launch Vehicle ("LLV") and the Orbital Science Taurus launch vehicle. The Company is under contract to provide nine CASTOR 120 motors to Lockheed/Martin Aeronautics for its LLV family of launch vehicles and three motors to Orbital Science. During fiscal year 1998, five CASTOR 120 motor launches are planned.

     The CASTOR IVA motor is designed with 110,000 pounds of thrust for use as a strap-on booster. The Company currently has orders for the production of 88 motors for Lockheed/Martin Aeronautics for the Atlas IIAS program, which also has options to purchase 32 additional CASTOR IVA motors. The Company's CASTOR IVB motors equipped with thrust vector control deliver 100,000 pounds of thrust and have been selected to support the United States Department of Defense's Target Critical Measurement Program, and the Spanish government Capricornio launch vehicle program. The Company received federal government regulatory clearance and license to export CASTOR motor and case technology in support of the Japanese HII-A launch vehicle. During fiscal year 1997, there were four successful CASTOR IV motor flights, including flights on the Atlas IIAS program. During fiscal year 1998, seven commercial flights and one NASA flight are planned.

     The Company's family of STAR motors provides upper stage propulsion systems for a number of launch vehicle systems. The STAR motors also provide satellite positioning for space, defense, and commercial applications. During fiscal year 1997, the Company's STAR motors successfully completed 22 missions including the Global Positioning
Satellites, Korea Sat, and INMARSAT. The Company's propulsion and gas generator inflated airbags products were successfully deployed on the Mars Pathfinder mission.

     For strategic and tactical markets, the Company produces, or is otherwise a qualified producer, of a number of propulsion-related programs and products. Major strategic programs include a joint venture arrangement with Alliant Technologies, Inc., which was restructured and consolidated by the Navy during 1995 to produce the first, second and third stages of United States Navy submarine launched Trident II missile systems. During fiscal year 1997, program qualification test motor firings were conducted, and production motors are being delivered. The Company utilizes the percentage of completion method to recognize sales and profits on this cost-plus incentive type contract. Profit recognition under the contract includes the Company's and its partner's estimate of their respective performances on such contract. The Trident production rate is expected to decline significantly, thereby reducing sales and profitability of the program.

     The Company is positioned as the lead propulsion supplier on the Alliant Tech Systems and TRW program teams, as prime contractor, for the Minuteman propulsion replacement program to extend the life of the Air Force Minuteman ICBMs. The success of this program is dependent on the level of START treaty ICBM reductions and government funding. The Company also participates in the Trident II and Minuteman Technical Insertion programs. The Company remains a qualified supplier with modest levels of activity on the HARM, MK66 and Harpoon programs.

     The Company's Propulsion Group also manufactures gas generants for space, defense and commercial applications; visible and infrared flares and demilitarization technology has been developed for both liquid and solid propulsion systems.

     The Company continues work on a number of product developments including support work on a heavy-lift launch vehicle system, hybrid propulsion, booster technologies, propellant, and nozzle technology for Theater Missile Defense applications. Development work continues in both solid and liquid explosives technologies for both commercial and military applications. Present technology used in conjunction with the Company's propulsion motor case is being developed and tested for commercial applications. The Company's TCR Composites Division has been organized for the commercial development of a lower cost carbon fiber resin technology used for structural and recreation applications. Through a joint technical development agreement, the Company works with Autoliv (formerly the
Automotive Safety Products Division of Morton International) on the development of non-sodium azide gas generant airbag and initiator technology. The Company's Propulsion Group maintains ongoing research projects funded under various Company, commercial, and government programs. Federal export laws, controls, and regulations impact or otherwise restrict the export of the Company's propulsion products and technical knowledge.

     Loading operations managed by the Company under contract for the Army-owned ammunition facilities near Marshall, Texas and Shreveport, Louisiana were discontinued during fiscal year 1997.

     Fastening Systems. The fastening systems segment consists of the development, production, and sale of threaded and non-threaded fasteners consisting of lock bolts, blind bolts, locknuts, blind rivets, cap screws, and product installation tooling. Fasteners and fastening systems are sold to customers directly by the Company and through a distribution network in both domestic and foreign markets. The fasteners are manufactured from high strength metal and metal alloys and are sold under various trade names and trademarks to aerospace and industrial markets for original equipment and other market use. Product installation tooling is also manufactured and marketed to provide customers complete fastener installation systems. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification required by domestic and foreign regulatory agencies such as the Federal Aviation Administration as to plant and product quality and lot traceability is important for the aerospace market acceptance of the Company's fasteners. The Company's fasteners have been qualified by major domestic and foreign aerospace companies in order for such customers to use such fasteners in original equipment and aftermarket aircraft products. Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes the Company's fastening systems for certain structural applications such as bridges and building columns.

Competition
-----------

     Propulsion Group. The Company is the sole source supplier of RSRM solid rocket motors, the only domestic human-rated solid rocket propulsion, for NASA's Space Shuttle program. The Shuttle Buy III contract was placed directly by NASA. The Company, as the only qualified supplier for the RSRM, does not compete with other manufacturers. The Company, Alliant Technologies, Inc., and the CSD Division of United Technologies, Inc. are the major suppliers of heavy-lift solid propulsion launch vehicles for space and strategic applications and are competitive with each other with regard to medium, light, and strap-on launch vehicles for commercial space applications. Both foreign governments and foreign private enterprises have solid rocket propulsion systems competitive with propulsion systems manufactured by the Company. Liquid propulsion systems and excess strategic ballistic missile inventory may be competitive with the Company's propulsion systems, especially in the commercial launch market. Liquid propulsion systems that may be competitive with the RSRM are under study, but are not yet developed. For Propulsion Group products other than the RSRM solid rocket motors sold to the federal government or federal government prime contractors, the primary method of competition is through the Company responding to a request for proposal or complying with other government procurement procedures under federal acquisition regulations in competition with others. Commercial launch vehicle products are sold primarily through responding to the terms and conditions of a request for proposal or negotiated contracts in competition with others. Principal competitive factors are cost, technical performance, quality, reliability, depth and capability of personnel and adequacy of facilities. Except for the sole-sourced RSRM solid rocket motor, the Company's propulsion products are sold primarily on basis of price. Reductions in Department of Defense expenditures, the decline in the availability of new programs, and lower quantities being procured for strategic and tactical solid rocket motor programs have substantially increased the competitive pressure for these products. The Company's competitive strength is also affected by the technical performance, quality, and reliability of its solid propulsion products for space launch applications. The Company's propulsion systems, services and related products are competitive with Alliant Technologies, Inc., CSD, Aerojet Division of Gen Corp., and the ARC Division of Sequa Corporation and various liquid propulsion systems.

     Fastening Systems. Fastening systems are manufactured by a number of competitors with no one manufacturer having a major position in the aerospace or industrial fastener markets. Alternative fastening methods compete with the Company's threaded and non-threaded fastener systems. Competition for orders from aerospace original equipment manufacturers is often dependent on customer qualification of the Company's fasteners as required by government regulations. The Company's fastening system products compete not only on price, but also product quality and the Company's ability to provide customer service and delivery. Fastening systems applications and tooling help differentiate the Company's fastening systems products from those of its competitors. Aerospace fastener competition is primarily through responding to requests for proposals made by major aerospace contractors and distributors and purchase orders. Industrial fastener competition is primarily through requests for proposals, purchase order quotations and negotiated contracts in competition with others. The Company's fastening systems compete on quality, delivery, price, and ability to provide customer fastening installation solutions through specific-purpose tooling and fasteners. The Company maintains a proprietary patented position for certain of its fastener designs for which certain limited licenses have been granted to competitors. The Company also manufactures certain fasteners under licenses from competitors.

Research and Development
------------------------

     Company-sponsored research and development activities relate to new products and services and improvement of existing products and services. The Company's R&D cost was $12.5 million, $13.3 million, and $15.0 million and represented 1.4 percent, 1.5 percent and 1.6 percent of revenues for fiscal years 1997, 1996, and 1995, respectively; the amount spent during the same periods for customer-sponsored R&D (primarily U.S. government-funded) was $75.7 million, $56.6 million, and $25.1 million, respectively.

Environmental Matters
---------------------

     Compliance with federal, state, and local environmental requirements with respect to the Company's facilities, including formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time expected to have a material adverse effect on the Company's financial condition or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed relating to environmental matters respectively were $1.1 million and $6.6 million for fiscal year 1997 and are estimated to be $1.3 million and $7.0 million for fiscal year 1998, although no assurance can be given as to the exact amount. The Company will report "Environmental Remediation Liabilities" under the American Institute of Certified Public Accountants Statement of Position 96-1 for fiscal year 1998. The Company does not expect the change in such accounting recognition of environmental liabilities to have a material impact on the Company's existing recorded liabilities. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations, and engages in environmental remediation activities of its sites and sites of third parties where appropriate.

     The Company is involved with two Environmental Protection Agency ("EPA") superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act in Morris County, New Jersey. These sites were operated about thirty years ago by the Company for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site. At this site, the Company's estimated cost for response costs, site remediation, and future operation and maintenance costs is $6.2 million of which approximately $0.8 million will be spent during fiscal year 1998. In 1996, the Company negotiated a consent decree with the State of New Jersey for the Rockaway Township Well Field Site. At this site, the Company's estimated cost for response costs, site remediation, and future operations and maintenance costs is $5.1 million of which approximately $0.5 million will be spent in fiscal year 1998.

     During fiscal year 1996, the Company settled a third party claim covering environmental issues at the Woodbine, Georgia, site operated by the Company from 1963 to 1976. Under the terms of the agreement, the Company paid $0.4 million for past costs incurred by the third party relating to ownership of the site. The Company is also investigating and remediating certain solid waste management units related to past operations conducted by the Company at this site. The third party retains all other environmental liability for the site. The total estimated investigation and remediation costs for the site is approximately $0.6 million of which approximately $0.2 million will be spent in fiscal year 1998.

     The Company estimates that the eventual cost for site remediation matters known at this time, before any recoveries from insurance and third party contributions by other responsible parties including the federal government, will be approximately $21 million. The Company has established a receivable in the amount of $2.3 million for expected reimbursement or recovery for environmental claims, costs and expenses from third parties, including the federal government. During fiscal years 1997 and 1996, the Company settled outstanding environmental liability claims with insurance carriers and received payments of $9.5 million from such carriers of which $5.3 million was used to settle reimbursement claims with the federal government for fiscal years 1990 through 1996. The Company's policy and accounting for environmental matters is set forth in Note 1 and Note 12 of the Company's consolidated financial statements. The Company believes that after recoveries from third parties and the federal government, any net liability for which it may ultimately be responsible in excess of amounts currently accrued, would not be material to the Company's financial condition and results of operations.

     The Company has negotiated an agreement with the federal government to recover certain environmental costs and expenses incurred in connection with the performance of government contracts in the forward pricing on certain of the Company's government contracts.

Employees
---------

     The approximate number of employees of the Company on June 30, 1997, was 5,300 compared to 5,900 on June 30, 1996. Propulsion Group employment at June 30, 1997 was approximately 3,500 compared to approximately 4,000 at June 30, 1996. Fastening Systems employment was approximately 1,500 on June 30, 1997, compared to approximately 1,600 on June 30, 1996. The reduced employment level for the Propulsion Group reflects reductions as a result of consolidating the Space and Defense, Launch, and Science and Engineering groups and discontinued operations at the Army Ordnance operations in Texas and Louisiana. Fastening Systems' employment levels reflect production efficiencies being achieved as the result of manufacturing reorganization and consolidations.

Raw Materials
-------------

     Although most of the raw materials used by the Company are readily available, certain key raw material suppliers (such as suppliers of propellant raw materials and nozzle and case component materials) must be approved by the federal government. With a limited number of such approved suppliers, delivery of these materials could be disrupted at the supplier level at any time and have a material adverse impact on production and delivery schedules until government approval of alternative suppliers is obtained. The Company has received notification that a major qualified manufacturer of rayon, a material used in propulsion motor cases, will discontinue production. The Company believes it has a sufficient inventory of material to meet current production demand until a replacement source of material is qualified.

Seasonality
-----------

     The business of the Company is not subject to seasonal fluctuations.

Patents and Trademarks
----------------------

     The Company has approximately 400 patents and patent applications, of which 300 relate to the Propulsion Group business segment, and 100 relate to the Fastening Systems segment. As a government contractor, the Company conducts independent research and development ("IR&D") to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies.

     Approximately ninety percent of the Company's patents in the Propulsion Group business segment were developed under Company-funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under Contract R&D programs.

     The Propulsion Group business segment patents have the following remaining duration: approximately seventy-five percent of the patents have a duration of more than 10 years; twenty percent, 5-10 years; and five percent, less than 5 years. Patent coverage includes propulsion system design, case, nozzle, and propellants. Patents also cover gas generators, ordnance, flare-related products, and the Company's fiber resin technology. Patents cover non-sodium azide gas generant technology used by Autoliv pursuant to agreements with the Company. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

     Fastening Systems segment patents have the following remaining duration: approximately fifty percent of the patents have a duration of more than 10 years; thirty percent, 5-10 years; and twenty percent less than 5 years. Major aerospace fastening systems covered by patents include a lightweight grooved proportional lock bolt and the "Unimatic" blind bolt rivet. Major industrial fastening systems covered by patents include "Huck-Fit" lock bolts, "Magna-Lok" blind rivets, AUltra-Twist" blindbolt for box beam construction applications and "Magna-Grip" lock bolts with patent lives remaining of more than five years. Certain of the Company's fastener products are manufactured under licenses from competitors.

     Although the Company believes that its present competitive position is enhanced by its patents and its technical expertise, know-how and proprietary information, no individual patent or group of patents is material to the conduct of the business of the Company.

     Trademarks are important for product identification in the fastening systems segment of the business, but are not significant to the Company's propulsion business.

Customers
---------

     The customers of the Propulsion Group are primarily the federal government and its prime contractors and subcontractors. Commercial propulsion customers, primarily in the light and medium launch vehicle market, are being developed, but are not yet material to the Company's customer base. Federal government contracts and subcontracts entered into by the Company are by their terms subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the federal government provided, directly and indirectly, approximately sixty percent of the Company's revenues in fiscal year 1997, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on its operations. No single non-government customer is material to the overall business conducted by the Company. Fastening systems customers consist of industrial and aerospace original equipment manufacturers and distributors, domestic and foreign. Foreign customers and a foreign sales base are still developing, but are not yet material to the Company's customer and sales base.

Backlog Orders
--------------

     The Company's backlog of propulsion systems orders on June 30, 1997, and June 30, 1996, was $1.1 billion and $1.4 billion, respectively. The NASA Space Shuttle solid rocket motor booster and related contracts comprise approximately 58 percent of the backlog. It is expected that approximately 51 percent of the orders in backlog on June 30, 1997, will be completed by June 30, 1998; and the remainder thereafter through fiscal year 2000. The backlog represents the value of contracts for which goods and services are to be provided and includes approximately $530 million in government contracts for which funds have been approved. Although contracts can be changed or canceled, the backlog is believed to consist of firm contracts. The Company does not believe that a material change or cancellation of a single contract (other than the RSRM) would be materially significant to its' business. The contract backlog consists of a combination of cost-plus award fee, cost-plus fixed fee, cost-plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Company's fastening systems backlog was approximately $117 million on June 30, 1997.


ITEM 2.   PROPERTIES

     The Company operates manufacturing, research, and development facilities at ten locations, and administrative and sales offices, warehouses, and service centers worldwide. The Company considers its manufacturing facilities, warehouses, and other properties to be in generally good operating condition and suitable for their intended

                                    11
purposes. Facilities are considered adequate and sufficient to meet the operating needs of the Propulsion Group and Fastening Systems business units. All Company-owned property is held in fee with no encumbrances. Company leased property obligations are set forth in Note 13 of the Company's consolidated financial statements. The Company's operations have been discontinued and facilities closed at Marshall, Texas and Shreveport, Louisiana. During fiscal year 1997, the Company relocated its fastening systems installation tooling division to a new Company-owned facility in Kingston, New York.

     During fiscal year 1997, additions to property, plant, and equipment totaled $33.1 million.

         The  following  table  sets  forth  the  Company's   manufacturing
locations and the approximate square footage.

                                               Buildings (000's Square Feet)
                                            --------------------------------
Manufacturing Location       Company                   Government
   by Segment                 Owned     Leased           Owned           Total
   ----------                 -----     ------           -----           -----

Propulsion Group
----------------

Northern Utah                 3,192        640                6          3,838
Elkton, Maryland                378                                        378

Fastening Systems Segment
-------------------------

Domestic
Branford, Connecticut                       74                              74
Carson, California                         153                             153
Kingston, New York(1)            105                                       105
Lakewood, California                       115                             115
Tucson, Arizona                   67                                        67
Waco, Texas                      371                                       371

International
-------------
Us, France                        61                                        61
Shropshire, United Kingdom        50                                        50





--------------------------


(1) Land is leased.

ITEM 3.  LEGAL PROCEEDINGS

Litigation and Regulation
-------------------------

     McDonnell Douglas v. Thiokol Corporation, United States District Court, Central District of California, was filed in July 1992 by plaintiff McDonnell Douglas claiming damages of $17 million for breach of warranty and prejudgment interest of $19 million. The action was based upon the failure in 1984 of two STAR 48 satellite placement motors manufactured by the Company in accordance with plaintiff's acceptance requirements to lift telecommunication satellites into geosynchronous orbit. Plaintiff sought recovery of its costs incurred to conduct its failure analysis and motor redesign. After trial on the merits during fiscal year 1996, the Court ruled in the Company's favor on all counts. On September 15, 1997, the Ninth Circuit Court of Appeals affirmed the District Court's favorable ruling for the Company finding the Company did not breach its contractual obligations and thus is not liable to McDonnell Douglas. The Company defended the suit and the appeal under an agreement with its insurance carrier pursuant to which the Company's past and future costs of defense are being reimbursed subject to a reservation of rights.

     Thiokol Corporation v. The United States of America. On July 17, 1996, the Company filed an action in the United States Court of Federal Claims seeking payment of costs that arose under its cost-reimbursement contracts with the Government for operation and management of Government-owned, contractor-operated Army ammunition plants in Texas and Louisiana. The Company seeks to recover its costs incurred for Government-approved benefits that workers earned during their years of service at these plants. These benefits include: (i) post-retirement health benefits; (ii) long-term disability benefits; (iii) workers' compensation benefits; and (iv) severance benefits. The Company seeks recovery of $44.0 million for these costs, with interest. It is the Company's position that approximately $10.1 million of this amount reflects benefit claims which have been paid to employees by the Company but not reimbursed by the Army, as required by contract. The Company's litigation costs are unallowable expenses for government contract purposes; but are not expected to be material. If the Company does not prevail in this litigation, it would recognize in that period material non-cash and cash charges. See Note 11 to the Company's consolidated financial statements.

     Sharp v. Thiokol et al. On July 22, 1997, the Company was served with a Complaint filed in state court in Weber County, Utah. Plaintiffs Don Sharp and Sharp Construction Co., Inc. seek certification as a class action by all shareholders of American Pacific Corporation (AMPAC), parent of Western Electrochemical Company ("WECCO"), during a period in 1993. WECCO is one of two U.S. makers of ammonium perchlorate, an oxidizer used in the production of solid rocket motor propellant.

Plaintiffs allege that a Declaratory Judgment action filed by the Company against WECCO in a 1993 contract dispute was so baseless as to give rise to a claim by AMPAC's shareholders for a loss in market value of $136 million alleged to have been the direct result of the filing of the action by the Company. In a 1993 AMPAC class action shareholder suit, the issue of AMPAC's disclosures to the public of its contract disputes with the Company was litigated. The trial court and the U.S. Court of Appeals for the Ninth Circuit found in favor of AMPAC and against the shareholders. The Company believes the Sharp claim also is without merit and is vigorously defending it.

 Miscellaneous
 -------------

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3. to Item 401(b) of Registration S-K)

     Generally, Executive Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders. The officers generally serve until the next such meeting, or until their successors are elected and qualified. The next Annual Meeting of Stockholders will be held on October 23, 1997.

     The Executive Officers of the Company on June 30, 1997, were:

                                     Positions Held During Past Five
Name and Age                            Years and Terms of Office
------------                         -------------------------------

James R. Wilson (56).................Chairman of the Board,  President and
                                     Chief Executive Officer since October
                                     1993; Executive Vice President,  Chief
                                     Financial  Officer  and  Treasurer (1992-
                                     October   1993); Vice President and Chief
                                     Financial Officer (1989-92).

Richard L. Corbin (51).................Senior  Vice  President and Chief
                                       Financial Officer since May 1994; Chief
                                       Financial  Officer and Vice President,
                                       Administration  Space Systems  Division
                                       of General Dynamics Corporation (1976-
                                       94).

James E. McNulty (53)..................Executive   Vice   President   Human
                                       Resources and Administration since
                                       1991; Vice  President Human Resources
                                       (1989-91).

Robert L. Crippen (59).................Vice President and  President of
                                       Propulsion Group since December 1996,
                                       Vice President of Training Simulator
                                       Systems, Lockheed Martin, April 1995 to
                                       October  1996; Director of John F.
                                       Kennedy  Space Center, 1992 to January
                                       1995.

Bruce M. Zorich (43)...................Vice  President  and  President of Huck
                                       International since April 1996. 1993  to
                                       1996, Vice  President, Worldwide
                                       Automotive  Operations,  1989 to 1993
                                       Vice President & General  Manager,  OEM
                                       Products,  Senior Flexonics.

Joseph A. Lombardo (64)................Vice  President  Space  Operations since
                                       April 1992;(1989-April 1992)  Assistant
                                       General  Manager  Space Operations;
                                       prior  to  1989,  NASA  Marshall  Space
                                       Flight Center.

Winston N. Brundige (52)...............Vice  President  and  General  Manager,
                                       Defense  and Launch  Vehicles  Division
                                       since July 1994; Vice President and Divi-sion Manager Elkton Division (1991-June
                                       1994); Director of Production (1990-91).

Daniel S. Hapke, Jr. (51)..............Vice  President  and General  Counsel
                                       since  February 1997.  1984  to  1997
                                       General Dynamics Corporation including
                                       the position of Vice President and
                                       General Counsel of its Electric Boat
                                       subsidiary 1994 to 1997.

Robert K. Lund (59)....................Vice President, Science and Engineering
                                       and Technical Director since 1991; Tech-nical Director Advanced Technology (1989-91).

Michael R. Ayers (46)..................Vice  President  and  Controller  since
                                       January 1996; Vice President  Strategic
                                       Development (1994-1996); Director
                                       Finance &  Administration  Space
                                       Operations (1986-1994).

Nicholas J. Iuanow (37)................Treasurer  since  1994;  Assistant
                                       Treasurer  of  the Company (1989-93) .

Edwin M. North (52)....................Secretary since 1990.


                                  PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

     Information concerning the market for the Company's common equity and related security holder matters is included in the section "Quarterly Financial Highlights" on page 51, "Dividends and Recent Market Prices" on page 61 of the Company's Annual Report to Stockholders for fiscal year 1997, and is incorporated herein by reference in Exhibit Number 13. As of August 29, 1997, there were 5,455 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data for the five fiscal years ended June 30, 1997 is included on page 62 of the Company's Annual Report to Stockholders for fiscal year 1997 and is incorporated herein by reference in Exhibit Number 13.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years ended June 30, 1997, is included on pages 52 through 61 of the Company's Annual Report to Stockholders for fiscal year 1997 and is incorporated herein by reference in Exhibit Number 13.

     The Company sets forth below ACautionary Statements" for the purpose of the Asafe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company SEC filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to, the following:

(i) The Company's NASA RSRM contract for the Space Shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government (government). Deliveries under the contract may be delayed or extended at the election of the government. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. There is no assurance the Company will be awarded additional RSRM contracts as a follow-on upon completion of the current ABuy III@ contract expected to continue until fiscal year 2001. If the Company is awarded such a follow-on contract, the profitability and cash flow from such contract may not be at current levels. NASA's privatization of the Space Shuttle Program through United Space Alliance could adversely impact the Company's RSRM contract in the out-years. Competing propulsion systems and technology not yet qualified could compete with or adversely impact the Company's RSRM contract in future years. Poor Company performance on the RSRM contract could also result in termination for default and/or substantially lower award fees.

(ii) The Company's maintenance of non-RSRM space and defense contracts and programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the government or failure of such programs to be funded. The Company's ability to successfully compete for and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management including but not limited to program termination, consolidation, or privatization. The Company's business also can be affected by factors such as the degree to which the Company successfully manages current programs, its ability to obtain or retain new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes in a shrinking and competitive government procurement environment.

          Competitive propulsion systems and technologies as well as ballistic missile surplus propulsion inventory (both domestic and foreign) can adversely impact the success of the Company's commercial launch programs and ability to compete successfully for government strategic and tactical propulsion programs.

(iii) The products and services sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aircraft market and the phase of such cycle at any point in time. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing for their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product and manufacturing qualifications, meet the needs of its major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand and product qualification, and product substitutions by major customers. The Company's potential inability to maintain product pricing, as well as availability, delivery, and service are important risk factors.

(iv) The products and services sold by the Company for domestic and international, and industrial commercial markets, primarily through the fastening systems business segment and the Company's minority equity investment in Howmet Corporation, are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications, and technology associated primarily with aircraft, automotive, transportation, power generation, construction, and other industrial applications. The Company's business can also be affected by factors such as management's ability to successfully expand new and existing product lines, to improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies. The Company's ability to maintain competitive products, pricing, availability, delivery, and service are important factors in maintaining customer relationships and effectively competing with other manufacturers.

(v) Many of the Company's products and manufacturing processes utilize highly energetic and hazardous materials. Major liability, employee safety, production disruptions, and asset destruction or impairment risks exist. The designation of the Company as a potentially responsible party by the Environmental Protection Agency or similar state environmental agency and environmental claims by third parties could have a material adverse effect on the Company's results of operations or financial position.

(vi) The Company's decision and timing of increasing its ownership of Howmet will, in part, be dependent on the valuation of Howmet, favorable operational and financial performance, favorable economic conditions, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company makes its decision to exercise.

(vii) Supplier and customer product qualifications are important to the Company as a purchaser and as a supplier. As a supplier, loss or failure to maintain product or manufacturing qualifications from major customers including the government and major commercial aerospace and aircraft manufacturers may result in loss of markets and business for the Company. Qualified vendors, component parts, and raw materials qualifications are important to the Company in the manufacture of its products including major propulsion systems such as the RSRM. Vendor, component parts and raw materials may be limited and the loss of a major vendor as a supplier such as the announcement by a major rayon manufacturer to discontinue production has the potential to cause a major and material delay in production or program performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company as of June 30, 1997 and 1996, and the consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1997 and notes to consolidated financial statements are included on pages 35 through 51 of the Company's Annual Report to Stockholders for fiscal year 1997 and are incorporated herein by reference in Exhibit Number 13.

     Quarterly financial highlights are included on page 51 of the Company's Annual Stockholders' Report to Stockholders for the fiscal year ended June 30, 1997, and are incorporated herein by reference in Exhibit Number 13.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND  FINANCIAL DISCLOSURE

         None.

                                  PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and nominees for director is included on pages 4 through 6 of the Company's definitive Proxy Statement dated September 12, 1997, and is incorporated herein by reference. Information concerning disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth on page 8 of the Company's definitive Proxy Statement dated September 12, 1997, and is incorporated herein by reference.

     Information concerning the Company's Executive Officers is included on pages 15 through 17 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive compensation for fiscal year 1997 is included on pages 8 through 13 of the Company's definitive Proxy Statement dated September 12, 1997, and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning beneficial ownership of the Company's common stock is included on page 8 of the Company's definitive Proxy Statement dated September 12, 1997, and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                  PART IV


ITEM 14.    EXHIBITS,FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)  DOCUMENTS FILED AS PART OF THIS REPORT

     1. Financial Statements
     -----------------------

         The following consolidated financial statements are included on pages 34 through 51 of the Company's Annual Report to Stockholders for the fiscal year ended June 30, 1997, and are incorporated herein by reference in Exhibit Number 13:

     Consolidated Statements of Income -- Years ended June 30, 1997, 1996 and 1995.

     Consolidated Balance Sheets -- June 30, 1997 and June 30, 1996.

     Consolidated Statements of Cash Flows -- Years ended June 30, 1997, 1996 and 1995.

     Consolidated Statements of Stockholders' Equity -- Years ended June 30, 1997, 1996 and 1995.

     Notes to Consolidated Financial Statements.

     Management's Report on Financial Statements.

     Report of Ernst & Young LLP, Independent Auditors.



     2. Financial Statement Schedules
     --------------------------------

         All schedules for which provision is made under the applicable accounting regulation of the Securities and Exchange Commission are omitted as they are either not required under the related instructions or are otherwise inapplicable.

     3. Index to Exhibits
     --------------------

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

          3.03 Amended By-Laws of the Company June 19, 1997 increasing Board of Directors: Incorporated by reference as
                    Exhibit 3 to Form 10-K for  fiscal  year ended June 30,
                    1997.

     (4) Instruments defining the rights of security holders including indentures.

          4.01 Rights Agreement between Thiokol Corporation and First Chicago Trust Company of New York: Incorporated by reference to Exhibit 4 to Form 8-A dated May 28, 1997.

          4.02      See Exhibits 3.01, 3.02, and 3.03 above.

     (10) Material contracts.

          10.0 (1)1989 Stock Awards Plan: Incorporated by reference to Annex VI to Proxy Statement/Prospectus dated May 22, 1989, for Special Stockholders Meeting held June 23, 1989.


          10.02 (1)1989 Stock Awards Plan as amended by stockholder approval October 15, 1993: Incorporated by reference to the definitive Proxy Statement dated September 11, 1992.

          10.03 (1)Survivor Income Benefits Plan, amended through March 24, 1983: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

          10.04 (1)Arrangements whereby the Company compensates its independent auditors for tax services to certain key executives for which there is no written document:
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

          10.05 (1)Form of Employment Agreement between the Company and certain of its executive officers including the Chief Executive Officer and the other four highest paid executive officers: Incorporated by reference as
                    Exhibit 10 to Form 10-K for fiscal  year ended June 30,
                    1989.

          10.06 Amended Form of Employment Agreement between certain of its executive officers including the five most highly compensated: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

          10.07 Credit Agreement dated September 30, 1993 among Thiokol Corporation and The First National Bank of Chicago, Bank of America National Trust and Savings Association, NBD Bank, N.A., and The Northern Trust Company:
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

          10.08 (1)Thiokol Corporation Pension Plan (Second Restatement Effective January 1, 1989): Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

          10.09 Huck International, Inc. Personal Retirement Account Plan (Second Restatement Effective as of January 1,
                    1992): Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1995.

          10.10 Huck International, Inc. Supplemental Executive Retirement Plan (Effective January 1, 1992):
                    Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1995.

          10.11 Stock Purchase Agreement by and among Thiokol Holding Company, Carlyle-Blade Acquisition Partners L.P., and Blade Acquisition Corp. dated as of December 13, 1995:
                    Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.12 Shareholders' Agreement by and among Thiokol Holding Company, Carlyle-Blade Acquisition Partners, L.P., and Blade Acquisition Corp. dated as of December 13, 1995:
                    Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.13     Registration  Rights  Agreement  by and  between  Blade
                    Acquisition Corp., Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P. dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.14 Holding Management Agreement by and between Howmet Corporation and Thiokol Holding Company dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.15 Thiokol Transaction Fee Agreement by and between Howmet Holdings Acquisition Corp. and Thiokol Corporation dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.16 Amended Certificate of Designations, Preferences and Relative, Participating, Optional, and Other Special Rights of Preferred Stock and Qualifications, Limitations, and Restrictions thereof of 9.0% Series A Senior Cumulative Preferred Stock of Blade Acquisition
                    Corp.: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.17 Standstill Agreement by and among Thiokol Holding Company, Thiokol Corporation, Carlyle-Blade Acquisition Partners, L.P. et al. dated as of December 13, 1995:
                    Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.18 Collateral Custodial Agreement by and among Carlyle-Blade Acquisition Partners L.P., Thiokol Holding Company, and the First National Bank of
                    Chicago: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.19 Credit Agreement dated as of May 23, 1996, among Thiokol Corporation and The First National Bank of Chicago. Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 3, 1996.

          10.20     Thiokol    Corporation    1996   Stock   Awards   Plan:
                    Incorporated   by  reference  as  Exhibit  A  to  Proxy
                    Statement dated September 20, 1996.

          10.21     (1)Thiokol    Corporation     Supplemental    Executive
                    Retirement Plan amended and restated effective June 16, 1997.

          10.22 Thiokol Corporation Executive Bonus Plan as amended and restated effective June 16, 1997.

          10.23 (1)Thiokol Corporation Key Executive Bonus Plan as amended and restated effective June 16, 1997.

          10.24     (1)Thiokol    Corporation   Key   Executive   Long-Term
                    Incentive Plan as amended and restated effective June 16, 1997.

          10.25 (1)Huck International, Inc. Excess Benefit Plan for Selected Employees amended and restated effective June 16, 1997.

          10.26 (1)Thiokol Corporation Grant Agreement Incentive Stock Option amended and restated June 16, 1997.

          10.27 (1)Thiokol Corporation Grant Agreement Non-qualified Stock Option amended and restated June 16, 1997.

     (11) Statement re computation of per share earnings.

          Statement re computation of per share earnings of the Company and subsidiaries for the three years ended June 30, 1997, 1996, and 1995.

     (13) Annual Report to security holders.

          Applicable sections of the Annual Report to Stockholders of the Company for fiscal year 1997 incorporated by reference.

     (21) Subsidiaries of the registrant.

          Subsidiaries of the Company.

     (24) Consents.

          Consent of Ernst & Young LLP, independent auditors.

     (27) Financial Data Schedule.

(b)  REPORTS ON FORM 8-K

     Form 8-K filed May 22, 1997. Item 5 - Other Events - related to the Rights Agreement between Thiokol Corporation and First Chicago Trust Company of New York dated May 22, 1997.


(d)  SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT
     CONSOLIDATED AND FIFTY PERCENT OR LESS OWNED PERSONS

     Financial statements for Blade Acquisition Corp. required pursuant to Rule 3-09 of Regulation S-X will be filed as amendment to this report on Form 10-K within 90 days after the end of Blade Acquisition Corp. fiscal year ending December 31, 1997.

-------------


(1)Management contract or compensatory plan or arrangement has been filed as an Exhibit to this Form 10-K pursuant to Item 14c.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of September 1997.

                                                   THIOKOL CORPORATION
                                                         (Registrant)




                                        By      /s/ Richard L. Corbin
                                                __________________________
                                                    Richard L. Corbin
                                                Senior Vice President and
                                                Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 24th day of September 1997.


       SIGNATURE                                              TITLE
       ---------                                              -----


/s/ James R.Wilson                  Chairman of the Board, President,
__________________________          Chief Executive Officer and Director
    James R. Wilson                 (Principal Executive Officer)



/s/  Richard L. Corbin              Senior Vice President and Chief
__________________________          Financial Officer(Principal Financial
     Richard L. Corbin              Officer)


/s/  Michael R. Ayers               Vice President and Controller
__________________________          (Principal Accounting Officer)
     Michael R. Ayers

/s/   Neil A. Armstrong
_________________________________
      Neil A. Armstrong                             Director


/s/   U. Edwin Garrison
_________________________________
      U. Edwin Garrison                             Director


/s/   Michael P.C. Carns
_________________________________
      Michael P.C. Carns                            Director


/s/   Edsel D. Dunford
________________________________
      Edsel D. Dunford                              Director


/s/   L. Dennis Kozlowski
________________________________
      L. Dennis Kozlowski                           Director


/s/   Charles S. Locke
________________________________
      Charles S. Locke                              Director


/s/   D. Larry Moore
________________________________
      D. Larry Morre                                Director


/s/   James M. Ringler
_________________________________
      James M. Ringler                              Director


/s/   William O. Studeman
__________________________________
      William O. Studeman                           Director


/s/   Donald C. Trauscht
___________________________________
      Donald C. Trauscht                            Director

                                                             EXHIBIT (11)



               STATEMENT RE COMPUTATION OF PER SHARE EARNINGS

                            THIOKOL CORPORATION

                   (in thousands, except per share data)


                                                    Year    Ended   June 30
                                                ------------------------------
                                                 1997        1996        1995
                                                ------      ------      ------

Primary
-------

     Average shares outstanding:                 18,272     18,228     18,538

     Additional shares assuming  exercise
     of dilutive stock  options--based on
     treasury stock method using average
     market prices:                                 416        338        256
                                                  ------    ------      -----

     Total shares:                               18,688     18,556     18,794
                                                 ======     ======     ======

     Net income (loss):                         $82,429    $58,298    $47,463

     Earnings per share (loss):                 $  4.41    $  3.14    $  2.53
                                                 ======     ======    =======



Fully Diluted
-------------

     Average shares outstanding:                 18,272     18,228     18,538

     Additional shares assuming exercise of
     dilutive stock options--based on
     treasury stock method using the year-end
     market price, if higher than average
     market price:                                  558        368        326
                                                 ------     ------     ------

     Total shares:                               18,830     18,596     18,864
                                                 ======     ======     ======

     Net income (loss):                         $82,429    $58,298    $47,463

     Earnings per share (loss):                 $  4.38    $  3.13    $  2.52
                                                 ======     ======     ======

                                                               EXHIBIT (21)






                    SUBSIDIARIES OF THIOKOL CORPORATION


         The following is a list of operating subsidiary corporations of the Company as of June 30, 1997. Certain subsidiaries not considered significant have been omitted.


                                                             State or Other
                                                              Jurisdiction
                                                           of Incorporation
                                                           ----------------

Huck International, Inc............................................Delaware

Huck S.A.............................................................France

Huck International Ltd.......................................United Kingdom

Thiokol Holding Company............................................Delaware

                                                               EXHIBIT (24)






                      Consent of Independent Auditors


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Thiokol Corporation of our report dated August 1, 1997, included in the 1997 Annual Report to Shareholders of Thiokol Corporation.

     We also consent to the incorporation by reference in the Registration Statements Form S-3 No. 333-1753, and Form S-8, Nos. 33-18630, 33-2921,
33-10316,  2-76672,  2-90885,  33-38322, and 33-22965 pertaining to certain
Retirement Savings and Investment Plans and Stock Option Plans of Thiokol Corporation of our report dated August 1, 1997, with respect to the consolidated financial statements of Thiokol Corporation incorporated by reference in the Annual Report (Form 10-K) of Thiokol Corporation for the year ended June 30, 1997.



                                                          ERNST & YOUNG LLP


Salt Lake City, Utah
September 24, 1997