Form 10-Q
period 1997-09-30
THIOKOL CORP /DE/
filed 1997-11-14
CIK 68366

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

              For the quarterly period ended September 30, 1997

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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value, outstanding at October 31, 1997:   18,298,875

                             THIOKOL CORPORATION
                        QUARTERLY REPORT ON FORM 10-Q
                             September 30, 1997



                                    INDEX

                                                                        Page

                        PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Statements of Operations - Three months
             ended September 30, 1997 and 1996                             3

           Consolidated Balance Sheets -
             September 30, 1997 and June 30, 1997                          4

           Consolidated Statements of Cash Flows - Three
             months ended September 30, 1997 and 1996                      5

           Notes to Consolidated Financial Statements                    6-9


ITEM  2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       10-14


                      PART II. OTHER INFORMATION


ITEM 4.    Submission of Matters to a Vote of Security Holders            14

ITEM 5.    Other Information                                           14-16

ITEM 6.    Exhibits and Reports on Form 8-K                               17


SIGNATURES                                                                17

                       PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             THIOKOL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                      (IN MILLIONS, EXCEPT PER SHARE DATA)


                                                              Three Months Ended
                                                                 September 30
                                                          ------------------------
                                                             1997          1996
----------------------------------------------------------------------------------

Net sales                                                   $237.7        $198.0

Operating expenses:
     Cost of sales                                           189.4         163.7
     General and administrative                               20.3          18.8
     Research and development                                  2.4           2.8
----------------------------------------------------------------------------------
                                                             212.1         185.3

Income from operations                                        25.6          12.7

Equity income, Howmet                                         11.0           5.1
Interest income                                                1.7           7.1
Interest expense                                               (.3)          (.7)
----------------------------------------------------------------------------------
Income before income taxes                                    38.0          24.2

Income taxes                                                   9.4           5.0
----------------------------------------------------------------------------------

Net income                                                  $ 28.6        $ 19.2
==================================================================================

Net income per share                                        $  1.51       $  1.03
==================================================================================

Dividends per share                                         $   .20       $   .17
==================================================================================

Average number of common and common
     equivalent shares outstanding                            18.9          18.6
==================================================================================



See notes to consolidated financial statements.

                                              THIOKOL CORPORATION
                                          CONSOLIDATED BALANCE SHEETS
                                                 (IN MILLIONS)

                                                                        September 30       June 30
                                                                           1997              1997
-----------------------------------------------------------------------------------------------------
Assets                                                                  (Unaudited)

Current assets
     Cash and cash equivalents                                            $ 48.2            $ 51.4
     Receivables                                                           159.3             146.4
     Inventories                                                            84.4              84.6
     Deferred income tax assets and prepaid expenses                        32.0              29.3
-----------------------------------------------------------------------------------------------------
         Total current assets                                              323.9             311.7

Property, plant and equipment, at cost
     less allowances for depreciation                                      277.7             283.2

Other assets
     Equity investment in Howmet                                           189.2             178.0
     Costs in excess of net assets of businesses
         acquired, net                                                      26.4              26.7
     Patents and other intangible assets, net                               13.6              14.1
     Other noncurrent assets                                                40.7              40.7
-----------------------------------------------------------------------------------------------------
                                                                          $871.5            $854.4
=====================================================================================================
Liabilities and stockholders' equity
Current liabilities
     Short-term debt                                                        15.8              22.7
     Accounts payable                                                       36.0              36.3
     Accrued compensation                                                   32.3              43.1
     Other accrued expenses                                                 46.6              37.4
-----------------------------------------------------------------------------------------------------
         Total current liabilities                                         130.7             139.5

Noncurrent liabilities
     Accrued retiree benefits                                               70.6              70.4
     Deferred income taxes                                                  41.3              41.3
     Accrued interest and other noncurrent liabilities                      87.9              82.1
-----------------------------------------------------------------------------------------------------
         Total noncurrent liabilities                                      199.8             193.8

Stockholders' equity
     Common stock (par value $1.00 per share)
         Authorized - 200 shares
         Issued - 20.5 shares including shares in treasury                  20.5              20.5
     Additional paid-in capital                                             46.0              44.7
     Retained earnings                                                     539.2             514.3
-----------------------------------------------------------------------------------------------------
                                                                           605.7             579.5
     Less common stock in treasury, at cost
         2.2 shares, September 30, 1997 and
         2.1 shares, June 30, 1997                                         (64.7)            (58.4)
-----------------------------------------------------------------------------------------------------
            Total stockholders' equity                                     541.0             521.1
-----------------------------------------------------------------------------------------------------
                                                                          $871.5            $854.4
=====================================================================================================

See notes to consolidated financial statements.


                                                 THIOKOL CORPORATION
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (IN MILLIONS)


                                                                           Three Months Ended
                                                                              September 30
                                                                     ---------------------------
                                                                            1997          1996
------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                 $ 28.6        $ 19.2
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                       10.5          10.3
         Equity income                                                      (11.0)         (5.1)
         Changes in operating assets and liabilities:
            Receivables                                                     (13.4)          5.5
            Inventories and prepaid expenses                                 (3.2)         (3.6)
            Accounts payable and accrued expenses                           (10.0)        (20.5)
            Income taxes                                                      8.1           7.3
            Other                                                            (2.4)          3.6
------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                     7.2          16.7

Investing Activities
     Purchases of property, plant and equipment                              (3.1)        (13.8)
     Proceeds from disposal of assets                                         -              .4
------------------------------------------------------------------------------------------------
                Net cash used for investing activities                       (3.1)        (13.4)

Financing Activities
     Net change in short-term debt                                           (6.4)         (8.5)
     Issuance of long-term debt                                               8.0           -
     Repayment of long-term debt                                              (.1)          (.1)
     Dividends paid                                                          (3.7)         (3.1)
     Purchase of common stock for treasury                                   (7.9)          -
     Stock option transactions                                                2.8            .6
------------------------------------------------------------------------------------------------
                Net cash used for financing activities                       (7.3)        (11.1)

Decrease in cash and cash equivalents                                        (3.2)         (7.8)
Cash and cash equivalents at beginning of year                               51.4          15.1
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                 $ 48.2        $  7.3
================================================================================================


See notes to consolidated financial statements.

                             THIOKOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis Of Presentation
---------------------

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1997, reflects the Company's audited consolidated financial statements at that date. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three months ended September 30, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders and Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


Receivables
-----------

The components of receivables are as follows:
                                                 September 30      June 30
(in millions)                                         1997          1997
----------------------------------------------------------------------------
Receivables under U.S. Government contracts
  and subcontracts                                  $ 99.9         $ 92.4
Trade accounts receivable                             57.8           52.8
Other current receivables                              1.6            1.2
----------------------------------------------------------------------------
                                                    $159.3         $146.4
============================================================================

Receivables under government contracts and subcontracts include unbilled costs and accrued profits primarily consisting of revenues recognized on contracts that have not been billed. Such amounts are billed based on contract terms and delivery schedules. The balance includes approximately $6.1 million of costs related to government approved benefit costs that arose under cost reimbursement contracts with Army ammunition plants in Texas and Louisiana. The Company has filed a suit against the federal government seeking reimbursement of these and future costs with interest.

Cost and incentive-type contracts and subcontracts are subject to government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees totaling $89.3 million, at September 30, 1997, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The current RSRM contract is expected to be completed in fiscal year 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or be directly reimbursed. Circumstances which could erode cost management performance, and materially impact company profitability and cash flow, include failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.


Inventories
-----------

Inventories are stated at the lower of cost or market. Propulsion systems inventories include estimated recoverable costs related to long-term fixed price contracts including direct production costs and allocable indirect costs, less related progress payments received. In accordance with industry practice, such costs include amounts which are not expected to be realized within one year. The government may acquire title to, or a security interest in, certain inventories as a result of progress payments made on contracts and programs. Inventories for the fastening systems segment are determined by the first-in, first-out method.

Inventories are summarized as follows:

                                                    September 30    June 30
(in millions)                                          1997          1997
----------------------------------------------------------------------------
Finished goods                                        $ 37.0        $ 27.0
Raw materials and work-in-process                       44.9          55.7
Inventoried costs related to U.S. Government
  and other long-term contracts                         29.8          27.8
Progress payments received on long-term
  contracts                                            (27.3)        (25.9)
----------------------------------------------------------------------------
                                                      $ 84.4        $ 84.6
============================================================================


Equity Investment In Howmet
---------------------------

During the second quarter of fiscal year 1996, the Company and The Carlyle Group (Carlyle), a private merchant investment firm, formed a jointly owned company, Howmet International Inc. to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owns 51 percent and Thiokol owns 49 percent of the Howmet voting common stock. The Company's initial equity investment in Howmet consisted of $96 million in Howmet voting common stock, and $50 million in Howmet 9 percent paid-in-kind non-voting preferred stock. The Company accounts for its 49 percent minority voting common stock investment in Howmet using the equity method. (See Subsequent Event Note)

Summary unaudited Howmet financial information follows:

                                              September 30       June 30
(in millions)                                     1997             1997
----------------------------------------------------------------------------
Current assets                                  $  278.9        $  316.6
Noncurrent assets                                  690.2           716.7
Restricted trust                                   727.0           727.0
----------------------------------------------------------------------------
Total assets                                    $1,696.1        $1,760.3
============================================================================

Current liabilities                             $  254.6        $  251.8
Current portion long-term debt                      34.2            50.2
----------------------------------------------------------------------------
Total current liabilities                          288.8           302.0
Long-term debt                                     156.3           238.1
Pechiney notes                                     727.0           727.0
Other noncurrent liabilities                       198.9           189.5
----------------------------------------------------------------------------
Total liabilities                                1,371.0         1,456.6
Preferred stock                                     58.7            57.4
Common stockholders' equity                        266.4           246.3
----------------------------------------------------------------------------
Total liabilities and equity                    $1,696.1        $1,760.3
============================================================================


                                                     Three Months Ended
                                                        September 30
                                                ----------------------------
(in millions)                                      1997            1996
----------------------------------------------------------------------------
Net sales                                         $309.0          $278.5
Cost of goods sold                                 218.3           213.4
Gross profit                                        90.7            65.1
Operating income                                    40.0            28.2
Net income                                          21.2             9.2
============================================================================


A reconciliation of Howmet's net income to the Company's equity income and investment in Howmet for the three months ended September 30 follows:

(in millions)                                      1997            1996
----------------------------------------------------------------------------
Howmet net income                                 $ 21.2          $  9.2
Less preferred paid-in-kind dividend                (1.3)           (1.2)
----------------------------------------------------------------------------
Net income available to common shareholders         19.9             8.0
----------------------------------------------------------------------------
Company's 49% interest in Howmet                     9.7             3.9
Add preferred paid-in-kind dividend                  1.3             1.2
----------------------------------------------------------------------------
Thiokol Equity income                               11.0             5.1
Add currency translation adjustment                   .2
Beginning investment in Howmet                     178.0           150.5
----------------------------------------------------------------------------
Ending investment in Howmet                       $189.2          $155.6
============================================================================

ENVIRONMENTAL MATTERS
---------------------

The Company's estimated liability for all environmental remediation is $21 million, and is classified in "other accrued expenses" and "accrued interest and other noncurrent liabilities." The Company believes that any liability exceeding amounts recorded will not have a material adverse effect on the Company's future results of operations or financial position.


SUBSEQUENT EVENT
----------------

Subsequent to September 30, 1997, the Company announced that it intends to purchase an aggregate of 13 million shares of Howmet International, Inc. common stock from an affiliate of The Carlyle Group to increase its ownership in Howmet from 49 percent to 62 percent. As previously announced, the Company had agreed to purchase 11 million shares from Carlyle and was granted an option to purchase up to an additional 4 million shares. Thiokol's purchase of 11 million shares will be closed simultaneously with an Initial Public Offering of Howmet shares being made by Carlyle, and Thiokol's purchase of an additional 2 million shares pursuant to its option will close within 30 days thereafter. The Company's purchase price will equal the net proceeds per share that Carlyle receives in the initial public offering after underwriters' discounts and commissions. Thiokol's estimated cost of these purchases is between approximately $175 million and $200 million which will be financed from cash and current bank lines of credit.

Completions of the IPO and Thiokol's purchases of the additional Howmet common stock are expected in December, subject to market conditions. Following Thiokol's acquisition, the Company will own a majority of the Howmet shares and will consolidate Howmet's operating results for financial reporting purposes. Following the offering and the exercise, if any, of the underwriters' overallotment option, Carlyle will own between 20.75 million and 23 million Howmet shares of the 100 million shares outstanding. Thiokol has an additional option and first right of refusal to acquire up to all of these shares, which may be exercised during the two-year period beginning two years after the offering at market price.

When the  transaction  is  completed,  Howmet will accrue  material  charges related to transaction fees, debt restructuring, executive stock appreciation rights and other related expenses. Such accruals will reduce Howmet's and Thiokol's income for the quarter.

ITEM 2.   MANAGEMENT'S   DISCUSSION   AND  ANALYSIS  OF  FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations
---------------------

Income for the First Quarter

Net income for the first quarter ended September 30, 1997 was $28.6 million or $1.51 per share, compared to the prior year's quarter of $19.2 million or $1.03 per share. Excluding unusual items related to federal income tax credits and refunds in both years, net income increased $14.5 million or 122 percent.

Summary financial information follows:

                                                              Three Months Ended
                                                                 September 30
                                           ----------------------------------------------------
                                                                        Better/
(in millions, except per share data)         1997          1996         (Worse)       Percent
-----------------------------------------------------------------------------------------------

Sales:
Propulsion systems                           $159.3        $137.2        $22.1           16
Fastening systems                              78.4          60.8         17.6           29
-----------------------------------------------------------------------------------------------
    Total sales                              $237.7        $198.0        $39.7           20
===============================================================================================

Operating income:
Propulsion systems                           $ 18.4        $ 11.4        $ 7.0           61
Fastening systems                               9.0           2.9          6.1          210
Unallocated corporate expense                  (1.8)         (1.6)         (.2)         (13)
-----------------------------------------------------------------------------------------------
    Total operating income                     25.6          12.7         12.9          102

Equity income, Howmet                          11.0           5.1          5.9          116
Interest income                                 1.7           7.1         (5.4)         (76)
Interest expense                                (.3)          (.7)          .4           57
Income taxes                                   (9.4)         (5.0)        (4.4)         (88)
-----------------------------------------------------------------------------------------------
    Net income                               $ 28.6        $ 19.2        $ 9.4           49
===============================================================================================

Earnings per share                           $  1.51       $  1.03       $  .48          47
===============================================================================================

Average equivalent shares outstanding          18.9          18.6          (.3)          (2)
===============================================================================================


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER
-------------------------------------------------

Propulsion Systems
------------------

Propulsion systems sales and income increased $22.1 million and $7 million respectively over the prior year, primarily due to higher sales of $16.1 million and income of $4.1 million on the Space Shuttle Reusable Solid Rocket Motor (RSRM) program. Technology transfer sales and income both increased over the same period in the prior year. Also affecting income for the quarter were flight incentive fees recognized on the Trident missile program.

During the quarter, the RSRM contract accounted for sales of approximately 42 percent of consolidated net sales and 48 percent of consolidated operating income. Current year RSRM sales are expected to approximate the prior year's sales. The NASA cost plus award fee contract provides for the Company's production of the Space Shuttle solid rocket motors through fiscal year 2001. Current NASA planning includes a follow-on RSRM contract. The follow-on contract, Buy IV, should extend the life of the Space Shuttle program until approximately fiscal year 2006. The Request for Proposal for the Buy IV contract is expected to be released in the second or third quarter of this fiscal year.


Fastening Systems
-----------------

Fastening systems sales for the quarter increased $17.6 million or 29 percent over last year. Aerospace sales increased $13.7 million and industrial sales increased $3.9 million over the prior year. The growth reflects stronger worldwide commercial aircraft and domestic industrial markets. Fastening system margins increased to 11.5 percent from 4.7 percent last year, primarily the result of volume growth, pricing increases, and continuing cost control initiatives.

Operating income for the quarter was $6.1 million higher than the prior year. Aerospace and industrial income increased $5.3 million and $.8 million respectively over the prior year. Stronger domestic aerospace and industrial markets lead the improvement. Recent production problems of a major customer may slow the current rate of revenue growth in the commercial aircraft market.


EQUITY INCOME
-------------

Howmet equity income, based on the Company's 49 percent equity investment, contributed $10.3 million or 36 percent of the Company's after tax income for the quarter. Subject to continuation of the strong aerospace market and to maintaining its current operating performance, Howmet is expected to contribute materially to income for the remainder of the current fiscal year. Howmet's financial results for the quarter reflect increasing sales in both the commercial aircraft and industrial gas turbine markets. Howmet's sales increased by $30.5 million or 11 percent over the prior year's quarter. Howmet's net income increased $12.5 million over the prior year's quarter primarily due to the sales volume increase, fixed cost containment, variable cost reductions, and other operational improvements. Howmet net income also benefited significantly from a lower effective tax rate of 30.2 percent for the current quarter compared to 48.5 percent for the prior year. The 1997 effective rate is lower due to higher earnings, thereby reducing the proportional share of nondeductible expenses reflected in the lower effective rate.

INCOME TAXES AND OTHER ACTIVITIES
---------------------------------

The Company's effective income tax rate of 24.7 percent for the quarter, compares with 20.6 percent last year. The prior year tax rate would have been 33 percent, but benefited from a $3 million tax credit during the quarter. The current year reduced rate results from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry forward amounts. Howmet equity income was taxed at a 7 percent rate, thereby reducing the Company's overall effective income tax rate.

For the quarter ended September 30, 1997, general and administrative expenses increased $1.5 million, compared to the prior year's period. Higher selling and administrative expenses occurred in the fastening segment as a result of higher sales volume.

Subsequent to September 30, 1997, the Company announced that it intends to purchase an aggregate of 13 million shares of Howmet International, Inc. common stock from an affiliate of The Carlyle Group to increase its ownership in Howmet from 49 percent to 62 percent. As previously announced, the Company had agreed to purchase 11 million shares from Carlyle and was granted an option to purchase up to an additional 4 million shares. Thiokol's purchase of 11 million shares will be closed simultaneously with an Initial Public Offering of Howmet shares being made by Carlyle, and Thiokol's purchase of an additional 2 million shares pursuant to its option will close within 30 days thereafter. The Company's purchase price will equal the net proceeds per share that Carlyle receives in the initial public offering after underwriters' discounts and commissions. Thiokol's estimated cost of these purchases is between approximately $175 million and $200 million which will be financed from cash and current bank lines of credit.

Completions of the IPO and Thiokol's purchases of the additional Howmet common stock are expected in December, subject to market conditions. Following Thiokol's acquisition, the Company will own a majority of the Howmet shares and will consolidate Howmet's operating results for financial reporting purposes. Following the offering and the exercise, if any, of the underwriters' overallotment option, Carlyle will own between 20.75 million and 23 million Howmet shares of the 100 million shares outstanding. Thiokol has an additional option and first right of refusal to acquire up to all of these shares, which may be exercised during the two-year period beginning two years after the offering at market price.

When the  transaction  is  completed,  Howmet will accrue  material  charges related to transaction fees, debt restructuring, executive stock appreciation rights and other related expenses. Such accruals will reduce Howmet's and Thiokol's income for the quarter.


Liquidity and Capital Resources
-------------------------------

For the first quarter, net cash flows from operating activities were $7.2 million compared to $16.7 million for the prior year. The current year $13.4 million increase in receivables was primarily due to timing differences in cash receipts of $11.2 million. Accounts payable and accrued expenses in the prior year included an $11.6 million decrease in customer advances on the RSRM program.

Investing activities consisted primarily of net capital spending on property, plant and equipment of $3.1 million compared to $13.4 million in the prior year. The decrease in spending is due to timing issues and lower overall expenditures in the current quarter. The Company currently has outstanding authorizations for approximately $30 million in capital spending.

Financing activities in the quarter used $7.3 million of cash compared to $11.1 million of cash used in the prior year. The current quarter reflected the repurchase of 107,900 shares of the Company's common stock for approximately $7.9 million. The Company did not repurchase shares in the prior year's quarter. During the quarter, the Company converted $8 million in foreign short-term debt to long-term debt.

There are approximately 1.4 million shares remaining for repurchase under the Company's current share repurchase authorization. The Company will repurchase shares in amounts and timing as the Company deems appropriate.

At September 30, 1997, the Company's current ratio was 2.47, debt-to-equity ratio was 4.7 percent, and working capital was $193.2 million, a $21 million increase from June 30, 1997.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program.

At September 30, 1997, the Company had available $165 million in revolving credit facilities with $163 million unused. The Company will use existing cash and credit facilities to finance the purchase of the additional 13 million shares of Howmet common stock. The Company's $300 million shelf registration statement filed with the Securities and Exchange Commission became effective October 16, 1996, and permits the Company access to public markets to issue long-term financing with amounts, type, and timing as considered appropriate.


                         PART II - OTHER INFORMATION


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Stockholders of the Company was held on October 23, 1997. The results of the following matters presented to stockholders for vote in person or by proxy include:

          1) The election of two directors to serve for a three year term expiring at the 2000 Annual Meeting.

                     Name                    For                Withheld
               ------------------         ----------            ---------
               Michael P.C. Carns         14,411,556            1,453,958
               D. Larry Moore             14,357,541            1,507,973

          2) Ratification of appointment of Ernst & Young, LLP as the independent auditors for the Company for the fiscal year June 30, 1998.

                    For:  15,836,156               Withheld:  7,775
                                   Abstain: 21,583


ITEM 5.   OTHER INFORMATION

On October 10, 1997, the Company filed a form 8-K announcing an agreement with Carlyle whereby Carlyle will sell common stock of Howmet International Inc. to the public through an initial public offering and the Company will purchase an additional 11 to 15 percent of Howmet from Carlyle.

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

(vi) The Company expects to increase its ownership percentage in Howmet. (See Subsequent Event Note) Additional future increases in ownership percentage of Howmet will in part be dependent on the favorable operational and financial performance, favorable economic conditions, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from the Carlyle Group or from purchases made in the public market.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     Exhibit 27.1 Financial Data Schedule.

Reports on Form 8-K
-------------------
     No 8-K reports were filed during the quarter ended September 30, 1997.



                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       THIOKOL CORPORATION
                                       (Registrant)



Date:  November 13, 1997               /s/ Richard L. Corbin
                                       -------------------------------------

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