Form 10-Q
period 1997-12-31
THIOKOL CORP /DE/
filed 1998-02-17
CIK 68366

                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.   20549


                                   FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ______________.

COMMISSION FILE NUMBER 1-6179


                              THIOKOL CORPORATION


INCORPORATED IN THE STATE OF DELAWARE                IRS EMPLOYER IDENTIFICATION
                                                            NO. 36-2678716


                 2475 WASHINGTON BOULEVARD, OGDEN, UTAH 84401

                       TELEPHONE NUMBER: (801) 629-2000



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  YES   X     NO ____
                                        -----


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value, outstanding at January 31, 1998:   18,185,000

                              THIOKOL CORPORATION
                         QUARTERLY REPORT ON FORM 10-Q
                               DECEMBER 31, 1997



                                     INDEX

                                                                                      Page
                          PART I.  FINANCIAL INFORMATION

ITEM 1.   Financial Statements

          Consolidated Statements of Operations - Three months
             ended and Six months ended December 31, 1997 and 1996                       3

          Consolidated Balance Sheets -
             December 31, 1997 and June 30, 1997                                       4-5

          Consolidated Statements of Cash Flows - Six
             months ended December 31, 1997 and 1996                                     6

          Notes to Consolidated Financial Statements                                  7-13

ITEM 2.   Management's Discussion and Analysis of Financial
             Condition and Results of Operations                                     14-26

                          PART II. OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                             26

ITEM 2.   Acquisition of Assets                                                         27

ITEM 5.   Other Information                                                          28-31

ITEM 6.   Exhibits and Reports on Form 8-K                                              32

SIGNATURES                                                                              33

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                              THIOKOL CORPORATION
               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended             Six Months Ended
                                                           December 31                  December 31
                                                    -------------------------------------------------------
                                                             1997          1996           1997         1996
-----------------------------------------------------------------------------------------------------------
Net sales                                                  $350.3        $210.0       $587.9         $407.9

Operating expenses:
     Cost of sales                                          271.0         165.5        460.3          329.2
     Selling, general and administrative                     37.0          21.2         57.3           40.0
     Research and development                                 5.4           2.7          7.8            5.5
     Restructuring                                              -          (2.2)           -           (2.2)
-----------------------------------------------------------------------------------------------------------
                                                            313.4         187.2        525.4          372.5

Income from operations                                       36.9          22.8         62.5           35.4

Equity income of affiliates                                   4.3           5.4         15.3           10.5
Interest income                                               1.8            .3          3.5            7.4
Interest expense                                             (3.2)          (.5)        (3.5)          (1.2)
Other, net                                                   (1.1)            -         (1.1)             -
-----------------------------------------------------------------------------------------------------------
Income before income taxes                                   38.7          28.0         76.7           52.1

Income taxes                                                 13.4           9.3         22.8           14.2
-----------------------------------------------------------------------------------------------------------

Income before minority interest and
     extraordinary item                                      25.3          18.7         53.9           37.9
Minority interest                                            (1.8)            -         (1.8)             -
-----------------------------------------------------------------------------------------------------------

Income before extraordinary item                             23.5          18.7         52.1           37.9
Extraordinary item - loss on early
     retirement of debt                                      (7.1)            -         (7.1)             -
-----------------------------------------------------------------------------------------------------------
Net income                                                  $16.4        $ 18.7       $ 45.0         $ 37.9
-----------------------------------------------------------------------------------------------------------

Income per share before extraordinary item:
     Basic                                                  $1.28         $1.02        $2.84          $2.08
     Diluted                                                $1.24         $1.00        $2.75          $2.03
Net income per share:
     Basic                                                  $ .90         $1.02        $2.46          $2.08
     Diluted                                                $ .87         $1.00        $2.38          $2.03
-----------------------------------------------------------------------------------------------------------
Dividends per share                                         $ .20        $  .17       $  .40         $  .34
-----------------------------------------------------------------------------------------------------------

See notes to consolidated financial statements.

                              THIOKOL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                 December 31           June 30
                                                                                  1997 (a)               1997
----------------------------------------------------------------------------------------------------------------
Assets                                                                           (Unaudited)

Current assets
     Cash and cash equivalents                                                          $  45.6           $  51.4
     Receivables                                                                          235.7             146.4
     Inventories                                                                          240.2              84.6
     Prepaid expenses and other current assets                                             50.5              29.3
-------------------------------------------------------------------------------------------------------------------
         Total current assets                                                             572.0             311.7

Property, plant and equipment, at cost
     less allowances for depreciation                                                     550.4             283.2
Other assets
     Equity investment in Howmet                                                             -              178.0
     Costs in excess of net assets of business
         acquired, net                                                                    400.3              26.7
     Restricted trust (b)                                                                 716.4                 -
     Patents and other intangible assets, net                                             131.6              14.1
     Other noncurrent assets                                                              102.7              40.7
-------------------------------------------------------------------------------------------------------------------
         Total assets                                                                  $2,473.4            $854.4
--------------------------------------------------------------------------------------------------------------------

(a) As of December 2, 1997, Thiokol consolidates the financial statements of its 62 percent ownership interest in Howmet International Inc. Prior to December 2, 1997, Thiokol's interest in Howmet International Inc. was accounted for under the equity method.

(b) The Restricted Trust holds a note receivable from Pechiney, S.A. and related letters of credit that secure Pechiney, S.A.'s agreement to repay the Pechiney Notes. Management believes that it is extremely remote that the Company will use any assets other than those in the Restricted Trust to satisfy any payments related to the Pechiney Notes. (See footnote entitled "Restricted Trust and Related Pechiney Notes Payable.")

See notes to consolidated financial statements.

                              THIOKOL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (IN MILLIONS)

                                                               December 31             June 30
                                                                 1997 (a)               1997
------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity                           (Unaudited)

Current liabilities
     Short-term debt                                           $       8.2              $   22.7
     Accounts payable                                                121.8                  36.3
     Accrued compensation                                             79.5                  43.1
     Other accrued expenses                                          174.5                  37.4
------------------------------------------------------------------------------------------------
         Total current liabilities                                   384.0                 139.5

Noncurrent liabilities
     Accrued retiree benefits                                        163.9                  70.4
     Deferred income taxes                                            44.8                  41.3
     Accrued interest and other noncurrent liabilities               186.9                  80.3
     Long-term debt                                                  325.9                   1.8
     Pechiney notes (b)                                              716.4                     -
------------------------------------------------------------------------------------------------
         Total noncurrent liabilities                              1,437.9                 193.8

Minority Interest                                                    101.0                     -

Stockholders' equity
     Common stock (par value $1.00 per share)
         Authorized - 200 shares
         Issued - 20.5 shares including shares in treasury            20.5                  20.5
     Additional paid-in capital                                       46.0                  44.7
     Retained earnings                                               552.0                 514.3
     Cumulative translation adjustment                                (3.5)                    -
------------------------------------------------------------------------------------------------
                                                                     615.0                 579.5
     Less common stock in treasury, at cost
         2.2 shares, December 31, 1997 and
         2.1 shares, June 30, 1997                                   (64.5)                (58.4)
------------------------------------------------------------------------------------------------
            Total stockholders' equity                               550.5                 521.1
------------------------------------------------------------------------------------------------
                                                                  $2,473.4                $854.4
------------------------------------------------------------------------------------------------

(a) As of December 2, 1997, Thiokol consolidates the financial statements of its 62 percent ownership interest in Howmet International Inc. Prior to December 2, 1997, Thiokol's interest in Howmet International Inc. was accounted for under the equity method.

(b) The Restricted Trust holds a note receivable from Pechiney S.A. and related letters of credit that secures Pechiney S.A.'s agreement to repay the Pechiney Notes. Management believes that it is extremely remote that the Company will use any assets other than those in the Restricted Trust to satisfy any payments related to the Pechiney Notes. (See footnote entitled "Restricted Trust and Related Pechiney Notes Payable.")

See notes to consolidated financial statements.

                              THIOKOL CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                 (IN MILLIONS)

                                                                                         Six Months Ended
                                                                                            December 31
                                                                                 -------------------------------
                                                                                       1997 (a)       1996
----------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                              $  45.0      $  37.9
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Minority interest                                                                   1.8            -
        Extraordinary item                                                                  7.1            -
        Restructuring                                                                         -         (2.2)
        Depreciation and amortization                                                      25.9         19.8
        Equity income                                                                     (15.3)       (10.5)
        Changes in operating assets and liabilities:
            Receivables                                                                    42.8         33.6
            Inventories                                                                    (8.4)        (0.7)
            Accounts payable and accrued expenses                                          (7.4)       (10.6)
            Income taxes                                                                   (6.3)        10.9
            Other                                                                          (9.6)         1.1
----------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                                  75.6         79.3

Investing Activities
     Acquisitions, net of acquired cash of $27.2                                         (156.6)           -
     Purchases of property, plant and equipment (net)                                     (22.6)       (18.6)
----------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                   (179.2)       (18.6)

Financing Activities
     Net change in short-term debt                                                          1.8        (37.6)
     Issuance of long-term debt                                                           336.2            -
     Repayment of long-term debt                                                         (213.5)         (.2)
     Dividends paid                                                                        (7.3)        (6.2)
     Premiums paid on early retirement of debt                                            (13.7)           -
     Foreign currency rate changes                                                          (.9)           -
     Purchase of common stock for treasury                                                 (7.9)           -
     Stock option transactions                                                              3.1           .9
----------------------------------------------------------------------------------------------------------------
                Net cash provided by (used for) financing activities                       97.8        (43.1)

(Decrease) increase in cash and cash equivalents                                           (5.8)        17.6
Cash and cash equivalents at beginning of year                                             51.4         15.1
----------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                              $  45.6      $  32.7
----------------------------------------------------------------------------------------------------------------

(a) As of December 2, 1997, Thiokol consolidates the financial statements of its 62 percent ownership interest in Howmet International Inc. Prior to December 2, 1997, Thiokol's interest in Howmet International Inc. was accounted for under the equity method.

See notes to consolidated financial statements.

                              THIOKOL CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis Of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1997, reflects the Company's audited consolidated financial statements at that date. The Company increased its ownership in Howmet International Inc. (Howmet) from 49 percent to 62 percent on December 2, 1997. Accordingly, Howmet's earnings, cash flows, and balance sheet at December 31, 1997, have been consolidated with the Company's. As a result, the first six months of operating results for the current year include five months of Howmet earnings reported under the equity method and one month of Howmet earnings on a consolidated basis. Minority interest in income and equity is also reported for the 38 percent of Howmet the Company does not own. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information for the respective periods is difficult and may not be relevant. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the six months ended December 31, 1997, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Certain reclassifications were made to the 1997 financial statements to conform with the 1998 presentation.


Receivables

The components of net receivables are as follows:

                                                                                  December 31          June 30
        (in millions)                                                                 1997              1997
        ---------------------------------------------------------------------------------------------------------
        Receivables under U.S. Government contracts
             and subcontracts                                                       $  74.6            $  92.4
        Trade accounts receivable                                                     140.2               52.8
        Retained  receivables                                                          20.2                -
        Other current receivables                                                        .7                1.2
        ---------------------------------------------------------------------------------------------------------
                                                                                     $235.7             $146.4
        ---------------------------------------------------------------------------------------------------------

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

Cost management award fees totaling $93.2 million, at December 31, 1997, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The current RSRM contract is expected to be completed in fiscal year 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or be directly reimbursed. Circumstances which could erode cost management performance, and materially impact company profitability and cash flow, include failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Trade accounts receivable primarily relate to well established corporations and bad debt expense has historically been minor.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The $20.2 million retained receivables represents the receivables set aside in the event the sold receivables are not fully collected.


INVENTORIES

Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method. Inventories for the investment castings segment are determined by both the FIFO and last-in, first-out (LIFO) method. Inventories are stated at the lower of cost or market.

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

Inventories are summarized as follows:

                                                                        December 31         June 30
        (in millions)                                                      1997              1997
        -----------------------------------------------------------------------------------------------
        Finished goods                                                    $ 72.6             $ 27.0
        Raw materials and work-in-process                                  168.2               55.7
        Inventoried costs related to U.S. Government
             and other long-term contracts                                  27.3               27.8
        Progress payments received on long-term contracts                  (24.5)             (25.9)

        LIFO valuation adjustment                                           (3.4)
        -----------------------------------------------------------------------------------------------
                                                                         $ 240.2             $ 84.6
        -----------------------------------------------------------------------------------------------

Purchase of Howmet International Inc.

During the second quarter of fiscal year 1996, the Company and The Carlyle Group (Carlyle), a private merchant bank, formed a jointly owned company, Howmet International Inc. to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owned 51 percent and Thiokol owned 49 percent of the Howmet common stock. The Company's initial equity investment in Howmet consisted of $96 million in Howmet voting common stock, and $50 million in Howmet 9 percent paid-in-kind non-voting preferred stock. The Company accounted for its 49 percent minority voting common stock investment in Howmet using the equity method.

On December 2, 1997, the Company increased its ownership in Howmet to 62% by acquiring an additional 13 million shares of Howmet common stock for approximately $183.8 million, which included the exercise of an option for 2 million shares of stock. Simultaneously with this transaction, Carlyle sold
15.35 million shares of Howmet common stock in an Initial Public Offering (IPO). After the transactions, the Company, Carlyle, and the public own approximately 62, 22.65 and 15.35 percent, respectively, of Howmet common stock. Howmet's December earnings and cash flows have been consolidated with Thiokol's, and the balance sheets at December 31, 1997, have also been consolidated. The first six months of operating results for the current year include five months of Howmet's earnings reported under the equity method and one month of Howmet earnings on a consolidated basis. Additional detailed financial information on Howmet is available in Howmet's Registration Statement on Form S-1, No. 333-37573.

The following pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of each period presented, nor is it necessarily indicative of future results. The unaudited consolidated pro forma results of operations for the three months ended December 31, 1997 and 1996, and for the six months ended December 31, 1997 and 1996, assuming consummation of the purchase as of the beginning of each period are as follows:

                                                                         Pro-Forma
                                                ------------------------------------------------------------
                                                     Three Months Ended              Six Months Ended
(In millions, except per                                December 31                    December 31
                                                ------------------------------------------------------------
     share data)                                      1997           1996           1997             1996
------------------------------------------------------------------------------------------------------------
Net sales                                           $551.3          $492.5        $1,098.0          $968.4
Income before
     extraordinary item                             $ 22.2          $ 16.5        $   50.2          $ 33.8
Income per diluted share before
      extraordinary item                            $ 1.17          $  .88        $   2.65          $ 1.81
Net income                                          $ 15.1          $ 16.5        $   43.1          $ 33.8
Net income per diluted share                        $  .80          $  .88        $   2.28          $ 1.81

Extraordinary item

During December 1977, Howmet refinanced its debt to take advantage of favorable interest rates. As part of the refinancing, Howmet incurred pre-tax charges of $20.2 million, including a $6.5 million non-cash charge for the write-off of unamortized debt issuance costs. Howmet repaid $146 million of debt at a 10 percent fixed interest rate and refinanced $198 million of new debt under a new revolving bank facility at a substantially lower variable rate.

RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE

In 1988, Pechiney Corporation, which was a wholly-owned subsidiary of Pechiney S.A., issued indebtedness maturing in 1999 (the "Pechiney Notes") to third parties in connection with the purchase of American National Can Company. As a result of the acquisition, Pechiney Corporation (now named Howmet Holdings Corporation), "Holdings," became a wholly-owned subsidiary of Howmet. The Pechiney Notes remained at Holdings, but Pechiney S.A., which retained American National Can Company, agreed with Howmet to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney S.A. note was deposited in a trust for the benefit of Holdings (the "Restricted Trust"). If Pechiney S.A. fails to make any payments required by its note, the trustee under the Restricted Trust (the "Trustee") has irrevocable letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Banque Nationale de Paris (BNP), a French bank which has an A+ credit rating from Standard and Poor's Ratings Group (S&P), to draw upon to make such payments. In the event there is an impediment to a draw under the BNP letters of credit held by the Trustee, the Trustee has substantially identical "back-up" letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Caisse Des Depots et Consignations, a French bank which has an AAA credit rating from S&P. In addition, the holders of the Pechiney Notes have a third set of letters of credit (also issued by BNP), which can be drawn upon by such holders in the event that principal and/or interest payments on the Pechiney Notes are not made. Pechiney S.A. is solely responsible as reimbursement party for draws under the various letters of credit referenced above, and by agreement with the banks, neither Holdings nor Howmet has any responsibility therefor. However, Holdings remains liable as the original issuer of the Pechiney Notes in the event that Pechiney S.A. and both banks fail to meet their obligations under their respective letters of credit. Management believes that it is extremely remote that Howmet will be required to use any of its assets other than those in the Restricted Trust to satisfy any payments due on or in connection with the Pechiney Notes. Upon repayment of the Pechiney Notes, the Restricted Trust terminates and any assets of the Restricted Trust are to be returned to Pechiney S.A.

The Pechiney Notes are due on January 2, 1999 and may not be prepaid prior to that date. Interest is at three-month LIBOR plus 25 basis points (5.98 percent for the quarter ended December 31, 1997). Interest is paid on the last business day of each calendar quarter. Interest expense on these notes was $42.8 million for the year ended December 31, 1997. Interest income from the Restricted Trust for the aforementioned period was equal to the interest expense, and is netted in the financial statements.

EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. However, due to the limited dilutive impact, diluted earnings per share approximates the Company's previously reported primary earnings per share. All earnings per share amounts for all periods are presented to conform to the Statement 128 requirements. All earnings per share discussions are based on a "diluted" earnings per share basis.

The following table sets forth the computation of basic and diluted earnings per share:

                                                       Three Months Ended              Six Months Ended
                                                           December 31                    December 31
                                                  ------------------------------------------------------------
(In millions, except per share data)                      1997            1996             1997          1996
--------------------------------------------------------------------------------------------------------------
Numerator
---------

     Income before minority interest and
        extraordinary item                                  $25.3         $18.7            $53.9         $37.9
     Minority interest                                       (1.8)            -             (1.8)            -
--------------------------------------------------------------------------------------------------------------

     Numerator for basic and diluted
        earnings per share                                  $23.5         $18.7            $52.1         $37.9
--------------------------------------------------------------------------------------------------------------

Denominator
-----------

     Denominator for basic earnings per
        share - weighted-average shares                      18.3          18.2             18.3          18.2

     Effect of dilutive securities
        Employee stock options                                 .6            .5               .6            .5
--------------------------------------------------------------------------------------------------------------

     Denominator for diluted earnings per
        share - weighted-average shares
        and assumed conversions                              18.9          18.7             18.9          18.7
--------------------------------------------------------------------------------------------------------------

Income per share before extraordinary item:
     Basic                                                  $1.28         $1.02            $2.84         $2.08
     Diluted                                                $1.24         $1.00            $2.75         $2.03

ENVIRONMENTAL MATTERS

The Company's propulsion and fastening systems segments estimated liability for all environmental remediation is $21 million. This amount is classified in "other accrued expenses" and "accrued interest and other noncurrent liabilities."

Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey, facility which will require remediation. Various remedies are possible and could involve expenditures ranging from $2.0 million to $22.0 million or more. Howmet has recorded a $2 million long-term liability for this facility. In addition, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, Howmet has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at thirteen on-site and off-site locations. At December 31, 1997, $4.4 million of accrued environmental liabilities are included in the consolidated condensed balance sheet for such matters. The indemnification discussed below applies to the costs associated with these matters.

In connection with the Howmet acquisition, Pechiney, S.A. (Howmet's previous owner) indemnified Howmet for environmental liabilities relating to Howmet and stemming from events occurring or conditions existing on or prior to the acquisition, to the extent that such liabilities exceed a cumulative $6 million. It is highly probable that changes in any of the aforementioned accrued liabilities will result in an equal change in the amount receivable from Pechiney, S.A. pursuant to this indemnification. The Company believes that any liability exceeding amounts recorded will not have a material adverse effect on the Company's future results of operations or financial position.

In addition to the above environmental matters, and unrelated to Howmet operations, Howmet and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960's. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $8 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such liabilities. In connection with these environmental matters, Howmet has recorded a $29.3 million liability which is classified in "other accrued expenses" and "accrued interest and other noncurrent liabilities," and an equal $29.3 million receivable from Pechiney, S.A. which is classified in "other noncurrent assets." Pechiney, S.A. is currently funding such amounts related to these liabilities.

In 1996, the American Institute of Certified Public Accountants, (AICPA) issued Statement of Position (SOP) 96-1 on "Environmental Remediation Liabilities." The Company is in compliance with this standard.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

RESULTS OF OPERATIONS

The Company increased its ownership in Howmet from 49 percent to 62 percent on December 2, 1997. Accordingly, Howmet's December earnings, cash flows, and the balance sheet for Howmet have been consolidated with the Company's. As a result, the first six months of operating results for the current year include five months of Howmet earnings reported under the equity method and one month of Howmet earnings on a consolidated basis. Minority interest in income and equity is also reported for the 38 percent of Howmet the Company does not own. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information for the respective periods is difficult and may not be relevant. In order to facilitate an understanding of the Company's data, separate Howmet comparative data and analysis have been included below for the respective periods being reported.

The Company has adopted FASB statement 128 "Earnings per Share", discussed in the notes to the financial statements above. All of the following discussion reflects diluted earnings per share which approximates the primary earnings per share method previously reported by the Company.

INCOME FOR THE SECOND QUARTER

Income before extraordinary item for the second quarter ended December 31, 1997 was $23.5 million or $1.24 per share, compared to the prior year's quarter of $18.7 million or $1.00 per share. Net income for the quarter ended December 31, 1997 was $16.4 million, or $.87 per share. The 1997 quarter included an extraordinary charge of $7.1 million, or $.37 per share, net of income taxes and minority interest, related to Howmet debt refinancing to take advantage of favorable interest rates. Howmet's quarter's earnings were reduced by $3.2 million or $.18 per share for IPO expenses and additional stock appreciation rights (SAR) accruals. The current quarter's net income benefited by $1.9 million or $.11 per share due to reduced income tax rates. The reduced rates result from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry forward amounts. The prior year quarter's income included the release of a $1.3 million or $.07 per share of excess restructuring reserves.

Summary unaudited financial information follows:

                                                                              Three Months Ended
                                                                                  December 31
                                                         --------------------------------------------------------------
                                                                                             Better/
 (in millions, except per share data)                        1997            1996           (Worse)         Percent
-----------------------------------------------------------------------------------------------------------------------
 Sales:
 Propulsion systems                                         $160.2           $143.0          $ 17.2            12
 Fastening systems                                            84.9             67.0            17.9            27
 Investment castings                                         105.2                -           105.2             -
-----------------------------------------------------------------------------------------------------------------------
     Total sales                                            $350.3           $210.0          $140.3            67
-----------------------------------------------------------------------------------------------------------------------

 Operating income:
 Propulsion systems                                         $ 19.2           $ 19.2          $    -             -
 Fastening systems                                            12.4              5.2             7.2           138
 Investment castings                                          11.7                -            11.7             -
 Unallocated corporate expense                                (6.4)            (1.6)           (4.8)         (300)
-----------------------------------------------------------------------------------------------------------------------
     Total operating income                                   36.9             22.8            14.1            62

 Equity income of affiliates                                   4.3              5.4            (1.1)          (20)
 Interest income                                               1.8              0.3             1.5           500
 Interest expense                                             (3.2)            (0.5)           (2.7)         (540)
 Other, net                                                   (1.1)               -            (1.1)            -
 Income taxes                                                (13.4)            (9.3)           (4.1)          (44)
-----------------------------------------------------------------------------------------------------------------------
     Income before minority interest and
       extraordinary item                                     25.3             18.7             6.6            35
 Minority interest                                            (1.8)               -            (1.8)            -
-----------------------------------------------------------------------------------------------------------------------
 Income before extraordinary item                             23.5             18.7             4.8            26
 Extraordinary item - loss on early
     retirement of debt                                       (7.1)               -            (7.1)            -
-----------------------------------------------------------------------------------------------------------------------
     Net income                                             $ 16.4           $ 18.7          $ (2.3)          (12)
-----------------------------------------------------------------------------------------------------------------------

 Income per share before extraordinary item:
     Basic                                                  $ 1.28           $ 1.02          $  .26            25
     Diluted                                                $ 1.24           $ 1.00          $  .24            24
 Net income per share:
     Basic                                                  $  .90           $ 1.02          $ (.12)          (12)
     Diluted                                                $  .87           $ 1.00          $ (.13)          (13)

BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER


Propulsion Systems

Propulsion systems sales increased $17.2 million while income remained equal to last year's quarter. Last year's quarter benefited $1.3 million from the release of excess restructuring reserves. Excluding the restructuring reserve release from last year, the current quarter's income increased $1.3 million. Higher commercial launch motor program sales and income of $14.1 million and $2.1 million respectively accounted for the increase.

During the quarter, the RSRM contract accounted for sales of approximately 25 percent of consolidated net sales and 34 percent of consolidated operating income. Current year RSRM sales are expected to approximate the prior year's sales. The NASA cost plus award fee contract provides for the Company's production of the Space Shuttle solid rocket motors through fiscal year 2001. The Company is currently responding to a request for a proposal for a follow-on contract which would extend the program through fiscal year 2005.


FASTENING SYSTEMS

Fastening systems sales for the quarter increased $17.9 million or 27 percent over last year. Aerospace sales increased $14 million and industrial sales increased $3.9 million over the prior year. The gain reflects stronger worldwide commercial aircraft and domestic industrial markets. Fastening system margins increased to 14.6 percent from 6.4 percent last year, excluding the $.9 million restructuring reserve release in the prior year. The increased margins were primarily the result of continuing cost control initiatives, pricing increases, and volume increases.

Operating income for the current quarter increased $8.1 million, excluding the restructuring reserve release of $.9 million in the prior year. Aerospace and industrial income increased $6.4 million and $1.7 million respectively over the prior year. Stronger domestic aerospace and industrial markets provided the improvement. Production problems of a major customer may slow the current rate of revenue increases in the commercial aircraft market.


INVESTMENT CASTINGS

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock, increasing the Company's ownership percentage to 62 percent. The quarter includes consolidated Howmet results for one month and Howmet equity income at 49 percent for two months. The following unaudited information summarizes Howmet results before consolidation:


                                                                        Three Months Ended
                                                                             December 31
                                                        --------------------------------------------
     (in millions)                                                  1997                      1996
     -----------------------------------------------------------------------------------------------
     Net sales                                                      $306.2                    $283.5
     Cost of goods sold                                              224.5                     214.7
     Gross profit                                                     81.7                      68.8
     Operating income                                                 31.5                      27.1
     Income before extraordinary item                                 12.7                       9.8
     Net income                                                     $   .4                    $  9.8
     -----------------------------------------------------------------------------------------------

Following is a reconciliation of Howmet's contribution to the Company's income before extraordinary item for the three months ended December 31:

     (in millions)                                                          1997                1996
     ------------------------------------------------------------------------------------------------
     Howmet income before extraordinary item                                $12.7               $ 9.8
     Less preferred paid-in-kind dividend                                    (1.3)               (1.2)
     ------------------------------------------------------------------------------------------------
     Income available to common shareholders                                 11.4                 8.6
     ------------------------------------------------------------------------------------------------
     Company's interest in Howmet income                                      6.2                 4.2
     Add preferred paid-in-kind dividend                                      1.3                 1.2
     Howmet's contribution to the Company's
          income before extraordinary item                                  $ 7.5               $ 5.4
     ------------------------------------------------------------------------------------------------

Investment castings sales increased 8 percent to $306.2 million from the prior year quarter. The sales increase came from the commercial aircraft market. Investment castings earnings before an extraordinary item were $12.7 million for the quarter, an increase of 30 percent from $9.8 million in the prior year's quarter. Income continued to benefit from operational and cost improvements and lower tax rates. Howmet's current quarter includes an extraordinary charge of $12.3 million, net of taxes, for debt refinancing to take advantage of favorable interest rates. Howmet's quarterly earnings were reduced by $5.4 million, net of taxes, for IPO expenses and additional stock appreciation rights accruals.


INCOME YEAR-TO-DATE

Income for the six months ended December 31, 1997, was $52.1 million or $2.75 per share compared to $37.9 million or $2.03 per share in the prior year. Net income for the six months ended December 31, 1997 was $45 million or $2.38 per share, a 19 percent increase compared to $37.9 million or $2.03 per share last year. The current year included Howmet debt refinancing charges of $7.1 million or $.37 per share, and IPO and additional stock appreciation rights accruals of $3.4 million or $.19 per share. The current period benefited by $4.1 million or $.22 per share from reduced income tax rates. The reduced rates result from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry forward amounts. The prior year's income included federal income tax and interest refunds of $7.3 million or $.39 per share and release of excess restructuring reserves of $1.3 million or $.07 per share.

Summary unaudited financial information follows:

                                                                                Six Months Ended
                                                                                  December 31
                                                         --------------------------------------------------------------
                                                                                                 Better/
 (in millions, except per share data)                             1997            1996           (Worse)      Percent
-----------------------------------------------------------------------------------------------------------------------
 Sales:
 Propulsion systems                                              $319.5          $280.1          $  39.4           14
 Fastening systems                                                163.2           127.8             35.4           28
 Investment casting                                               105.2               -            105.2            -
-----------------------------------------------------------------------------------------------------------------------
     Total sales                                                 $587.9          $407.9          $ 180.0           44
-----------------------------------------------------------------------------------------------------------------------

 Operating income:
 Propulsion systems                                              $ 37.6          $ 30.6          $   7.0           23
 Fastening systems                                                 21.4             8.0             13.4          168
 Investment castings                                               11.7               -             11.7            -
 Unallocated corporate expense                                     (8.2)           (3.2)            (5.0)        (156)
-----------------------------------------------------------------------------------------------------------------------
     Total operating income                                        62.5            35.4             27.1           77

 Equity income of affiliates                                       15.3            10.5              4.8           46
 Interest income                                                    3.5             7.4             (3.9)         (53)
 Interest expense                                                  (3.5)           (1.2)            (2.3)        (192)
 Other, net                                                        (1.1)              -             (1.1)           -
 Income taxes                                                     (22.8)          (14.2)            (8.6)         (61)
-----------------------------------------------------------------------------------------------------------------------
     Income before minority interest and
        extraordinary item                                         53.9            37.9             16.0           42
 Minority interest                                                 (1.8)              -             (1.8)           -
-----------------------------------------------------------------------------------------------------------------------
 Income before extraordinary item                                  52.1            37.9             14.2           37
 Extraordinary item - loss on early
     retirement of debt                                            (7.1)              -             (7.1)           -
-----------------------------------------------------------------------------------------------------------------------
     Net income                                                 $  45.0          $ 37.9          $   7.1           19
-----------------------------------------------------------------------------------------------------------------------

 Income per share before extraordinary item:
     Basic                                                      $  2.84          $ 2.08          $   .76           37
     Diluted                                                    $  2.75          $ 2.03          $   .72           35
 Net income per share:
     Basic                                                      $  2.46          $ 2.08          $   .38           18
     Diluted                                                    $  2.38          $ 2.03          $   .35           17

PROPULSION SYSTEMS

Propulsion systems sales and income increased $39.4 million and $7.0 million respectively. The prior year six months included a $1.3 million restructuring reserve release. The sales gains were due to increases in the Commercial Launch Motor program ($15.7 million), Space Shuttle Reusable Solid Rocket Motor (RSRM) program ($15.4 million), and Missile Defense programs ($15 million). The higher income was due to the Commercial Launch Motor program, RSRM program, and Missile Defense programs.

FASTENING SYSTEMS

Fastening systems sales for the six month period increased $35.4 million or 28 percent over last year. Aerospace sales increased $27.7 million and industrial sales increased $7.7 million over the prior year. The growth reflects stronger worldwide commercial aircraft and domestic industrial markets. Fastening system margins increased to 13.1 percent from 5.6 percent last year, excluding the $.9 million restructuring reserve release in the prior year. The increased margins were primarily the result of continuing cost control initiatives, pricing increases, and volume growth.

Operating income for the six month period was $14.3 million higher, excluding the restructuring reserve release of $.9 million in the prior year. Aerospace and industrial income increased $11.8 million and $2.5 million respectively over the prior year. Stronger domestic aerospace and industrial markets provided the improvement. Production problems of a major customer may slow the current rate of revenue growth in the commercial aircraft market.


INVESTMENT CASTINGS

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock, increasing the Company's ownership percentage to 62 percent. The six month period includes consolidated Howmet results for one month at 62 percent and Howmet equity income at 49 percent for five months. The following unaudited information summarizes Howmet's results before consolidation:


                                                                 Six Months Ended
                                                                    December 31
                                                    ------------------------------------------
     (in millions)                                                 1997                  1996
     -----------------------------------------------------------------------------------------
     Net sales                                                    $615.2                $562.0
     Cost of goods sold                                            446.1                 428.1
     Gross profit                                                  169.1                 133.9
     Operating income                                               71.5                  55.3
     Income before extraordinary item                               33.9                  19.0
     Net income                                                   $ 21.6                $ 19.0
     -----------------------------------------------------------------------------------------

Following is a reconciliation of Howmet's contribution to the Company's income before extraordinary item for the six months ended December 31:


     (in millions)                                                           1997                1996
     ------------------------------------------------------------------------------------------------
     Howmet income before extraordinary item                                $33.9               $19.0
     Less preferred paid-in-kind dividend                                    (2.6)               (2.4)
     ------------------------------------------------------------------------------------------------
     Income available to common shareholders                                 31.3                16.6
     ------------------------------------------------------------------------------------------------
     Company's interest in Howmet income                                     15.9                 8.1
     Add preferred paid-in-kind dividend                                      2.6                 2.4
     Howmet's contribution to the Company's income
          before extraordinary item                                         $18.5               $10.5
     ------------------------------------------------------------------------------------------------

Investment castings sales for the six month period increased 9 percent to $615.2 million from the prior year period. The sales increase came from the commercial aircraft market.

Investment castings earnings before extraordinary item were $33.9 million for the period, an increase of 78 percent from $19 million in the prior year's period. Income continued to benefit from operational and cost improvements. Howmet's current period includes an extraordinary charge of $12.3 million, net of taxes to refinancing debt to take advantage of favorable interest rates. Howmet's six months earnings were reduced by $5.8 million after tax for IPO expenses and additional stock appreciation rights accruals.


INCOME TAXES AND OTHER ACTIVITIES

The Company had an effective income tax rate of 25 percent, compared with 27 percent for the same six months period in the prior year. The current year lower rate results from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry forward amounts. In addition, the Company's overall effective income tax rate was also reduced by taxing five months of higher Howmet equity income at a 7 percent rate. The Company's tax rate for the remainder of fiscal 1998 will increase as the result of consolidating Howmet's financial results, whose tax rate is expected to approximate the statutory 40 percent rate. In addition, Thiokol must continue to provide tax at a 7 percent rate on its share of Howmet net income. The fiscal year 1999 tax rate is expected to approximate statutory rates, plus the addition of 7 percent on Thiokol's share of Howmet net income.

For the quarter and six months ended December 31, 1997, selling, general and administrative expenses increased $15.8 million and $17.3 million, respectively, compared to the prior year. The addition of Howmet's general and administrative expenses accounted for most of the increase for both periods. For the current six month period, selling and administrative expenses in the fastening segment also increased as a result of higher sales volume.

The adverse Asian economic conditions caused no material impact to fastening systems and investment casting sales or earnings during the second quarter. Propulsion system sales in Asia are minimal. To the extent the Asian economic conditions impact the commercial aerospace market, such impact may affect the Company.

The Request for Proposal (RFP) for the RSRM Buy IV contract was received in February 1998, and the Company's proposal is due to NASA in April 1998. The Buy IV RFP baseline requests 35 flight sets, or 70 motors, and three flight support motors with contract completion in approximately fiscal year 2005. NASA has also requested an alternate proposal for 20 flight sets, or 40 motors, and one flight support motor, with contract completion in approximately fiscal year 2003. Motor deliveries and periods of performance may change in negotiations. Currently, the Company anticipates follow-on contracts for RSRM motors through the life of the Space Shuttle Program. The contract type is anticipated to be a cost plus incentive/award fee, similar to the current Buy III structure. NASA has provided the Company with long lead material procurement authorization to support the Buy IV production start in September 1998. The contract is subject to annual congressional funding by the U.S. Government.

On December 22, 1997, The Company was selected as the propulsion team leader by TRW, for the Air Force's Intercontinental Ballistic Missile (ICBM) Prime Integration Contract. The Company will lead a joint effort with United Technologies Corporation, Chemical Systems Division (CSD) to provide remanufactured Minuteman III solid rocket motors for all three stages as well as propulsion sustaining engineering for the Minuteman and Peacekeeper ICBM weapons systems. The propulsion program, beginning as early as February 1998, is valued at over $1 billion to the Company over the expected 15-year life of the contract. The contract is subject to annual congressional funding by the U.S. Government.

Subsequent to the quarter end, on January 22, 1998, the Company's Board of Director's declared a two-for-one stock split in the form of a stock dividend payable March 13, 1998, for each stockholder of record on February 27, 1998. As a result of the stock split, the associated preferred share purchase rights (the "Rights") have been adjusted so that each Right, upon proper exercise, entitles the holder to purchase one two-hundredth of a share of the Company's Series A Junior Participating Preferred Stock at a purchase price of $120. Until the acquisition by a person or a group of 15% or more of the outstanding common stock of the Company, the Rights may be redeemed by the Board of Directors of the Company at a price of $.005 per Right. A regular quarterly dividend of $.10 (ten cents) per common share, reflecting the split, was also declared payable March 13, 1998, for each stockholder of record on February 27, 1998.

Subsequent to the quarter-end, the Company determined it will change its fiscal year from June 30 to a calendar year effective December 31, 1998. The change is to coordinate the Thiokol and Howmet reporting periods and to reduce the confusion that accompanies a fiscal year versus a calendar year. Howmet currently reports on a calendar year basis.

YEAR 2000 COMPLIANCE

Thiokol Corporation has a decentralized Information Systems (I.S.) function, where each of its three major business segments operate autonomously with its own I.S. organization. The Propulsion I.S. organization is two years into a scheduled three-year Year 2000 date compliance project which addresses all major production applications supported by the Propulsion group. The project is on schedule and is expected to be completed prior to the year 2000. The estimated cost for the project is $4.1 million, which is being expensed when incurred over the three year life of the project.

Huck (Fastening systems) I.S. has engaged an independent consulting firm to provide a comprehensive assessment of their Year 2000 compliance exposure. The scope of this engagement is to assess Huck's vulnerability to Year 2000 problems, determine the significance of individual findings and to recommend specific actions. Huck believes their compliance exposure is minimal, since they use primarily commercial, vendor-supported application software products. Huck is currently working with their various software vendors to validate that they will make their products compliant on a timely basis.

Howmet (Investment castings) I.S. is actively working its Year 2000 compliance issues. All date logic problems on their central mainframe applications have been identified and remedial action to correct or replace the problematic code is currently underway. Work is scheduled to be completed by June 30, 1999.

Howmet has also initiated formal communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which Howmet's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. There can be no guarantee that the systems of other companies on which Howmet's systems rely will be timely converted and would not have an adverse effect on the Howmet systems. However, at this point, no material problems have been discovered or are anticipated.

Howmet expects to incur future incremental costs for such efforts of approximately $6 million. In addition, Howmet has diverted internal resources with an annual cost of approximately $600,000 for each of 1997, 1998 and 1999.

LIQUIDITY AND CAPITAL RESOURCES

As previously discussed, the increase in the Company's Howmet ownership to 62 percent and subsequent consolidation has resulted in consolidation of one month's (December) of Howmet's cash flows with that of the Company. Due to the consolidation of Howmet, comparison of the two periods' cash flows is difficult. As a result of Howmet's financing agreements, Howmet is limited as to the amount of dividends it can declare, which limits Thiokol's access to Howmet's cash flows and resources. Separate cash flow information for Howmet has been included below for the respective periods being reported.

For the current six months, net cash flows from operating activities were $75.6 million compared to $79.3 million for the prior year. The current year benefited from increased collections of receivables over the prior year and was primarily due to cash receipts at Howmet, and the settlement of Post Retirement Benefits
(PRB) issues ($8.9 million) at the government-owned, company-operated facilities. The prior year decrease in receivables was due to timing differences in cash receipts. The increase in depreciation and amortization over the prior year was due to the addition of Howmet. The decrease in income taxes was due to tax payments made by Howmet. The prior year benefited from an increase in income tax accruals due to lower tax payments.

The purchase of an additional 13 percent of Howmet common stock used $183.8 million, less $27.2 million of acquired cash or $156.6 million. Net capital spending on property, plant and equipment used $22.6 million in the current period compared to $18.6 million in the prior year. The increased capital spending was due to the addition of Howmet, but was partially offset by decreased capital spending in the other segments of the Company due to timing issues and lower overall expenditures in the six month period.

Financing activities for the six month period provided $97.8 million of cash compared to $43.1 million of cash used in the prior year period. The Company issued $138 million of debt for the purchase of Howmet common stock. The Company repaid $37.5 million of it's debt. During the period, Howmet refinanced its debt to take advantage of favorable interest rates. As part of the refinancing, Howmet incurred pre-tax charges of $20.2 million, including a $6.5 non-cash million charge for the write-off of unamortized debt issuance costs. Howmet repaid $146 million of debt at a 10 percent fixed interest rate, and refinanced $198 million of new debt under a new revolving bank facility at a substantially lower variable rate.

During the six month period, the Company repurchased 107,900 shares of the Company's common stock for $7.9 million. The Company did not repurchase shares in the prior year period. Subsequent to the quarter-end, in January 1998, the Company repurchased approximately 133,000 shares of the Company's common stock for $10.8 million. There are approximately 1.3 million shares remaining for repurchase under the Company's current share repurchase authorization. The Company will repurchase shares in amounts and timing as the Company deems appropriate.

The initial public offering of Howmet stock redistributed ownership of Howmet from Carlyle to the public and Thiokol, and such offering did not generate any cash to Howmet or to the Company.

On December 31, 1997, the Company's current ratio was 1.49, debt-to-equity ratio was 60.7 percent, excluding the Pechiney notes payable, and working capital was $188 million, a $15.8 million increase from June 30, 1997.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program.

At December 31, 1997, Thiokol had available $300 million in revolving credit facilities with $210 million unused. In addition, on December 31, 1997, Howmet had available $300 million in revolving credit facilities with $94.4 million unused. The Company's $300 million shelf registration statement filed with the Securities and Exchange Commission became effective October 16, 1996, and permits the Company access to public markets to issue long-term financing with amounts, type, and timing as considered appropriate.

A comparative cash flow statement for Howmet for the six month period for both years follows:

Howmet cash flow (unaudited)
(in millions)

                                                                Six months ended
                                                                   December 31
                                                                ----------------
                                                                1997        1996
--------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                                      $20.7      $18.2
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization                                  34.6       31.6
  Equity income of affiliates                                     (.9)       (.7)
  Extraordinary item                                             12.3          -
  Changes in operating assets and liabilities:
   Accounts receivable                                           26.4       25.3
   Inventories                                                  (14.0)      12.2
   Accounts payable and accrued expenses                         12.8       17.0
   Income taxes payable                                          18.3        1.6
   Long-term SAR accrual                                         15.5        5.8
   Other - net                                                    2.4        1.1
--------------------------------------------------------------------------------
    Net cash provided by operating activities                   128.1      112.1

INVESTING ACTIVITIES
  Purchases of property, plant and equipment - net              (38.4)     (22.5)
  Proceeds from sale of refurbishment business - net of tax      44.9          -
--------------------------------------------------------------------------------
     Net cash provided by (used in) investing activities          6.5      (22.5)

FINANCING ACTIVITIES
  Issuance of long-term debt                                    236.8       51.8
  Repayment of long-term debt                                  (315.0)    (147.0)
  Premiums paid on early retirement of debt                     (13.7)         -
  Foreign currency rate changes                                   (.3)       (.2)
--------------------------------------------------------------------------------
     Net cash used for financing activities                     (92.3)     (95.4)

Increase (decrease) in cash and cash equivalents                 42.4       (5.8)
Cash and cash equivalents at beginning of period                  3.0       29.3
--------------------------------------------------------------------------------
Cash and cash equivalents at end of period                      $45.4      $23.5
================================================================================

                                      25

Net cash flows provided from operations for the six month period were $128.1 million compared to $112.1 million for the same period in the prior year. Increases in income taxes payable and other accruals were primarily responsible for the increase. The 1996 inventory reductions were due to improved manufacturing controls, scrap alloy sales, continued strong sales, and timing of deliveries. In 1997, inventories increased to meet increased customer demands. Net cash used for financing activities totaled $92.3 million for the period.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements and capital expenditures.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

Thiokol Corporation v. The United States of America. In 1996, the Company filed an action in the United States Court of Federal Claims seeking payment of costs that arose under its cost reimbursement contracts with the Government for operation and management of Government-owned, contractor-operated Army ammunition plants in Texas and Louisiana. The Company sought to recover its costs of Government-approved benefits that workers earned during their years of service at these plants. These benefits include: (I) post-retirement health benefits; (ii) long-term disability benefits; (iii) workers' compensations benefits; and (iv) severance benefits. On December 30, 1997, this case was settled out of court. The Government has agreed to forego its' claim to certain surplus pension assets. The Company has agreed to apply the dollar equivalent of a portion of future pension contributions to the payment of the benefits that were the subject of the lawsuit. The Company expects these transactions will not be material and has agreed to fund any additional costs related to the benefits.

Thiokol Corporation v. Alliant Tech Systems, et al. In 1995, the Company filed an action in U.S. District Court in Delaware claiming the defendants infringed the Company's patents on solid rocket motor case insulation. The Company claims lost profits and/or royalties plus interest. The parties cross motions for summary judgment were both denied in late 1997. The liability phase of the case was tried before the judge and concluded January 14, 1998. The judge has not yet ruled on liability. If the defendants (or one of them) are found to be liable to the Company, then the judge will schedule a damages phase of trial proceedings.

Sharp v. Thiokol Corporation, et al. Subsequent to the quarter end, on February 5, 1998, the Federal District Court for the District of Utah Combined Division ruled favorably for the Company on its motion to dismiss with prejudice plaintiff's class action by shareholders of American Pacific Corporation (AMPAC), parent of Western Electrochemical Company (WECCO). Plaintiff alleged the Declaratory judgment action filed by the Company in a 1993 contract dispute with WECCO was baseless and AMPAC's shareholders suffered a loss in AMPAC's market value of $136 million as the direct result of the filing of the action by the Company.


ITEM 2.  ACQUISITION OF ASSETS.

During the second quarter of fiscal year 1996, the Company and The Carlyle Group (Carlyle), a private merchant investment firm, formed a jointly owned company, Howmet International Inc. to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owned 51 percent and Thiokol owned 49 percent of the Howmet voting common stock. The Company's initial equity investment in Howmet consisted of $96 million in Howmet voting common stock, and $50 million in Howmet 9 percent paid-in-kind non-voting preferred stock. The Company accounted for its 49 percent minority voting common stock investment in Howmet using the equity method.

During the second quarter of fiscal 1997, the Company increased its ownership in Howmet to 62% by acquiring an additional 13 million shares of Howmet common stock for approximately $183.8 million, which included the exercise of an option for 2 million shares of stock. Beginning with December 1997, Howmet's financial statements were consolidated with the Company's. Simultaneous with this transaction, Carlyle sold 15.35 million Howmet common shares in an Initial Public Offering. After the transactions, the Company, Carlyle, and the public own approximately 62, 22.65 and 15.35 percent, respectively, of Howmet common stock.

Under the terms of a Shareholders Agreement with Carlyle, Carlyle has agreed not to dispose any of its shares of common stock until the earlier of the second anniversary date of the closing (December 2, 1997), or a change of control of Howmet. The Company has an additional option and first right of refusal to acquire all of Carlyle's remaining ownership in Howmet, which may be exercised during the two year period from December 2, 1999, through December 2, 2001, at the market trading price on that date. Carlyle is allowed to designate one member to the Howmet Board of Directors for as long as it owns not less than 5% of Howmet common stock.

Concurrently with the closing of the IPO, a Management Agreement with the Company and Howmet was terminated and replaced with a Service Agreement. The Company will provide certain administrative services to Howmet at the Company's cost plus a fee in order to control administrative costs and avoid duplication of administrative functions. Under a Corporate Agreement, Howmet has granted the Company certain preemptive rights to purchase Howmet common stock in order to maintain the Company's ownership percentage. Under a Registration Rights Agreement with Howmet, Carlyle retains certain rights with respect to registration under the Securities Act of the shares of common stock owned by Carlyle after closing. Carlyle and the Company have also entered into a Standstill Agreement and other agreements with respect to Thiokol's and Howmet's common stock.


ITEM 5.  OTHER INFORMATION

The Annual Meeting of Thiokol Corporation Stockholders will be held at 10:00 a.m. local time on October 22, 1998 at the Salt Lake Marriott Hotel, 75 South W. Temple, Salt Lake City, Utah. Any stockholder who wishes to bring business before the 1998 Annual Meeting must provide written notice to be received by the Company on or before May 17, 1998.

The Company sets forth below "Cautionary Statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company SEC filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the Company's forward-looking statements include but are not necessarily limited to the following:

(i) The Company's National Aeronautical and Space Administration (NASA) Reusable Solid Rocket Motor (RSRM) contract for the Space Shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government (government). Deliveries under the contract may be delayed or extended at the election of the government. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. The current "Buy III" contract is expected to continue until fiscal year 2001. The Company has received a request for proposal from NASA for Buy IV RSRM motors. The Company will submit its proposal in April 1998 and begin negotiations with NASA later in the year. If the Company is awarded such follow-on contract, the profitability and cash flow from such a contract may not be at current levels. NASA's proposed privatization of the Space Shuttle program could adversely impact the Company's RSRM contract in the out-years. NASA has shown initial interest in developing a Liquid Fly Back Booster (LFBB) as an alternate propulsion source or as a replacement for the Company's RSRM motors. There will be no impact to the Buy IV contract; and as a new technology development program the LFBB will be an unlikely competitor to RSRM for many years, if it is successfully developed.

(ii) The Company's maintenance of non-RSRM space and defense contracts including the Minuteman regrain and commercial launch vehicles and programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the customer or failure of such programs to be funded. The Company's ability to successfully compete and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management including but not limited to program termination, consolidation, or privatization. Risk factors also include the degree the Company successfully manages current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes of a contracting and competitive procurement environment.

(iii) Products and services, sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aerospace markets and the phase of such cycle at any point in time. The Company's purchase of the additional 13 percent of Howmet's common stock increases the Company's exposure to the cyclical nature of such market. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing for their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product technology and manufacturing qualifications to meet the needs of its major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand and product qualification, and product substitutions by major customers. The Company's potential inability to maintain product technology, pricing, as well as availability, delivery, and service are important risk factors.

(iv) The products and services sold by the Company for domestic and international, and industrial commercial markets, primarily through the fastening systems business segment and investment castings segment represented by the Company's 62 percent equity investment in Howmet are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications, and technology associated primarily with aircraft, automotive, transportation, power generation, construction, and other industrial applications. The risks for the Company include management's ability to successfully expand new and existing product lines, to improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies. The Company's ability to maintain competitive products, pricing, availability, delivery, and service are important customer and competitor risk factors.

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

(vi) Additional future increases in ownership percentage of Howmet will in part be dependent on the favorable operational and financial performance, favorable economic conditions, price of Howmet common stock, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from the Carlyle Group. Financial covenants and restrictions contained in certain Howmet credit agreements restricts Howmet's ability to pay cash dividends to stockholders including the Company. Significant intangible values comprise Howmet asset values which may not be realized by stockholders including the Company if Howmet were sold or liquidated. Howmet remains liable as the original issuer of the Purchase Notes held in a Restricted Trust secured by Pechiney International, a French Company secured by $772 million in letters of credit issued by Banque Nationale de Paris, a French bank with a Standard & Poor's rating of A+ secured by substantially identical "back up" letters of credit issued by Caisse des Depots et Consignations, a French bank with a Standard & Poor's AAA credit rating. In the event that Pechiney fails to meet its obligations under the Restricted Trust and both banks fail to meet their obligations under their respective letters of credit, such events, which management believes is remote, would have a material effect on Howmet's financial condition and value of the Company's 62 percent equity ownership of Howmet.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     Exhibit 10     Material Contracts

10.1 IPO Agreement dated as of October 8, 1997 by and among the Company, Thiokol Corporation, Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P., incorporated by reference to Exhibit 4.2 to Howmet International Inc., Registration Statement on Form S-1, No. 333-37573.

10.2 Form of Amended and Restated Shareholders Agreement by and among the Company, Thiokol Corporation, Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P., incorporated by reference to Exhibit
          4.3 to Howmet International Inc., Registration Statement on Form S-1, No. 333-37573.

10.3 Form of Corporate Agreement by and among the Company, Thiokol Corporation and Thiokol Holding Company, incorporated by reference to
          Exhibit 4.4 to Howmet International Inc., Registration Statement on Form S-1, No. 333-37573.


     Exhibit 27.1   Financial Data Schedule.

Reports on Form 8-K
-------------------

     The Company filed one 8-K and one 8-KA report during the quarter ended December 31, 1997. The 8-K related to item 1 - Purchase of Howmet International Inc.; no financial statements were filed therewith. The 8-KA was filed on December 15, 1997 as an amendment to the 8-K filed on December 2, 1997; financial statements were filed therewith.



                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          THIOKOL CORPORATION
                                          (Registrant)



Date:  February 13, 1998                  /s/ Richard L. Corbin
                                          ---------------------
                                          Richard L. Corbin, Senior Vice
                                          President and Chief Financial Officer
                                          (Principal Financial Officer)


                                          /s/ Michael R. Ayers
                                          --------------------
                                          Michael R. Ayers,
                                          Vice President and Controller
                                          (Principal Accounting Officer)