Form 10-K/A
period 1997-06-30
THIOKOL CORP /DE/
filed 1998-03-26
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-K/A
                              AMENDMENT NO. 1
(Mark One)

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

     4.02      See Exhibits 3.01, 3.02, and 3.03 above.

(10) Material contracts.

     10.01 (1)1989 Stock Awards Plan: Incorporated by reference to Annex VI to Proxy Statement/Prospectus dated May 22, 1989, for special Stockholders Meeting held June 23, 1989.


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

     10.19 Credit Agreement dated as of May 23, 1996, among Thiokol Corporation and The First National Bank of Chicago. Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1996.

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

(b)  REPORTS ON FORM 8-K

     Form 8-K filed May 22,  1997.  Item 5 - Other  Events - related to the
     Rights

     Agreement between Thiokol Corporation and First Chicago Trust Company of New York dated May 22, 1997.


(d) SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED AND FIFTY PERCENT OR LESS OWNED PERSONS

     The financial statements for Howmet International Inc. formerly Blade Acquisition Corp. ("Howmet") required by Rule 3-09 of Regulation S-X to be filed as an amendment to this report on Form 10-K within 90 days after the end of Howmet's fiscal year ending December 31, 1997, are incorporated herein by reference to Item 14(a) and Exhibit 13 to Annual Report on Form 10-K of Howmet International Inc. for fiscal year ended December 31, 1997. The Howmet financial statements are incorporated by reference pursuant to Rule 12b-23 and 12b-32.
--------------------------

(1) Management contract or compensatory plan or arrangement has been filed as an Exhibit to this Form 10-K pursuant to Item 14c.

                                 SIGNATURES


     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, AS OF THE 26TH DAY OF MARCH, 1998.

                                                  THIOKOL CORPORATION
                                                      (Registrant)




                                    By          /S/ RICHARD L. CORBIN
                                                    Richard L. Corbin
                                                    Senior Vice President and
                                                    Chief Financial Officer

                                                               EXHIBIT (24)






                      CONSENT OF INDEPENDENT AUDITORS


     We consent to the incorporation by reference in this Amended Annual Report (Form 10-K/A) of Thiokol Corporation of our report dated January 28, 1997 included in the 1998 Annual Report to Shareholders of Howmet International Inc. which is incorporated by reference into the Annual Report on Form 10-K of Howmet International Inc.

          We also consent to the incorporation by reference in the Registration Statements Form S-3 No. 333-1753, and Form S-8, Nos. 33-18630, 33-2921, 33-10316, 2-76672, 2-90885, 33-38322, and 33-22965 pertaining to certain Retirement Savings and Investment Plans and Stock Option Plans of Thiokol Corporation of our report dated January 28, 1998, with respect to the consolidated financial statements of Howmet International Inc. incorporated by reference in the Amended Annual Report (Form 10-K/A) of Thiokol Corporation for the year ended June 30, 1997.


                                                    /S/   ERNST & YOUNG LLP
                                                    ________________________
                                                         ERNST & YOUNG LLP



Stamford, Connecticut
March 20, 1998