Form 10-Q
period 1998-03-31
CORDANT TECHNOLOGIES INC
filed 1998-05-13
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                  Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended March 31, 1998

                                     OR

[ ]   TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF  THE
         SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission file number 1-6179


                          CORDANT TECHNOLOGIES INC.


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


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value, outstanding at April 30, 1998:   36,485,106

                          CORDANT TECHNOLOGIES INC.
                        QUARTERLY REPORT ON FORM 10-Q
                               March 31, 1998



                                    INDEX

                                                                         Page

                        PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Operations - Three months
            ended and Nine months ended March 31, 1998 and 1997            3

         Consolidated Balance Sheets -
            March 31, 1998 and June 30, 1997                             4-5

         Consolidated Statements of Cash Flows - Nine
            months ended March 31, 1998 and 1997                           6

         Notes to Consolidated Financial Statements                     7-14


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        15-29


                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                29

ITEM 5.  Other Information                                             30-33

ITEM 6.  Exhibits and Reports on Form 8-K                                 34

SIGNATURES                                                                34

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                                           CORDANT TECHNOLOGIES INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                     (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            Three Months Ended               Nine Months Ended
                                                                 March 31                        March 31
                                                   ----------------------------------------------------------------
                                                             1998           1997            1998            1997
-------------------------------------------------------------------------------------------------------------------

Net sales                                                   $562.7         $226.6         $1,150.7         $634.5

Operating expenses:
     Cost of sales                                           426.7          184.3            887.1          513.5
     Selling, general and administrative                      56.0           18.6            113.3           58.6
     Research and development                                  8.4            3.2             16.2            8.7
     Restructuring                                             -              -                -             (2.2)
-------------------------------------------------------------------------------------------------------------------
                                                             491.1          206.1          1,016.6          578.6

Income from operations                                        71.6           20.5            134.1           55.9

Equity income of affiliates                                     .4            8.2             15.7           18.7
Interest income                                                2.7            1.8              6.2            9.2
Interest expense                                              (5.8)           (.3)            (9.3)          (1.5)
Other, net                                                    (1.3)           -               (2.4)           -
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                    67.6           30.2            144.3           82.3

Income taxes                                                  26.0            9.4             48.8           23.6
-------------------------------------------------------------------------------------------------------------------

Income before minority interest and
     extraordinary item                                       41.6           20.8             95.5           58.7
Minority interest                                             (8.8)           -              (10.6)           -
-------------------------------------------------------------------------------------------------------------------

Income before extraordinary item                              32.8           20.8             84.9           58.7
Extraordinary item -- loss on early
     retirement of debt                                        -              -               (7.1)           -
-------------------------------------------------------------------------------------------------------------------
Net income                                                  $ 32.8         $ 20.8         $   77.8         $ 58.7
===================================================================================================================

Income per share before extraordinary item:
     Basic                                                  $   .90        $   .57        $    2.32        $  1.61
     Diluted                                                $   .87        $   .56        $    2.25        $  1.58
Net Income per share:
     Basic                                                  $   .90        $   .57        $    2.13        $  1.61
     Diluted                                                $   .87        $   .56        $    2.06        $  1.58
===================================================================================================================
Dividends per share                                         $   .10        $   .085       $     .30        $   .255
===================================================================================================================

See notes to consolidated financial statements.

                              CORDANT TECHNOLOGIES INC.
                             CONSOLIDATED BALANCE SHEETS
                                     (IN MILLIONS)

                                                           March 31          June 30
                                                            1998 (a)           1997
-------------------------------------------------------------------------------------
                                                          (Unaudited)
Assets

Current assets
     Cash and cash equivalents                              $   76.2          $ 51.4
     Receivables                                               272.2           146.4
     Inventories                                               235.6            84.6
     Prepaid expenses and other current assets                  47.5            29.3
     Restricted trust (b)                                      727.4             -
-------------------------------------------------------------------------------------
        Total current assets                                 1,358.9           311.7

Property, plant and equipment, at cost
     less allowances for depreciation                          559.2           283.2

Other assets
     Equity investment in Howmet                                 -             178.0
     Costs in excess of net assets of businesses
        acquired, net                                          397.5            26.7
     Patents and other intangible assets, net                  128.2            14.1
     Other noncurrent assets                                   109.5            40.7
-------------------------------------------------------------------------------------
        Total assets                                        $2,553.3          $854.4
=====================================================================================

(a) Since December 2, 1997, Cordant has consolidated the financial statements of its 62 percent ownership interest in Howmet International Inc. Prior to December 2, 1997, Cordant's then 49 percent interest in Howmet International Inc. was accounted for under the equity method.

(b) The Restricted Trust holds a note receivable from Pechiney, S.A. and related letters of credit that secure Pechiney, S.A.'s agreement to repay the Pechiney Notes due January 2, 1999. Management believes that it is extremely remote that the Company will use any assets other than those in the Restricted Trust to satisfy any payments related to the Pechiney Notes. (See footnote entitled "Restricted Trust and Related Pechiney Notes Payable.")

See notes to consolidated financial statements.



                                        CORDANT TECHNOLOGIES INC.
                                       CONSOLIDATED BALANCE SHEETS
                                              (IN MILLIONS)

                                                                   March 31          June 30
                                                                    1998 (a)            1997
---------------------------------------------------------------------------------------------
                                                                  (Unaudited)
Liabilities and stockholders' equity

Current liabilities
     Short-term debt                                               $    6.9           $ 22.7
     Accounts payable                                                 108.4             36.3
     Accrued compensation                                              68.4             43.1
     Other accrued expenses                                           195.5             37.4
     Pechiney notes (b)                                               727.4              -
---------------------------------------------------------------------------------------------
        Total current liabilities                                   1,106.6            139.5

Noncurrent liabilities
     Accrued retiree benefits                                         165.5             70.4
     Deferred income taxes                                             42.2             41.3
     Accrued interest and other noncurrent liabilities                191.7             80.3
     Long-term debt                                                   365.8              1.8
---------------------------------------------------------------------------------------------
        Total noncurrent liabilities                                  765.2            193.8

Minority interest                                                     109.8              -
Stockholders' equity
     Common stock (par value $1.00 per share)
        Authorized - 200 shares
        Issued - 41.1 shares at March 31, and 20.5 shares              41.1             20.5
           at June 30, (includes treasury shares)
     Additional paid-in capital                                        46.9             44.7
     Retained earnings                                                560.5            514.3
     Cumulative translation adjustment                                 (3.4)             -
---------------------------------------------------------------------------------------------
                                                                      645.1            579.5
     Less common stock in treasury, at cost
        4.6 shares, March 31, 1998 and
        2.1 shares, June 30, 1997                                     (73.4)           (58.4)
---------------------------------------------------------------------------------------------
           Total stockholders' equity                                 571.7            521.1
---------------------------------------------------------------------------------------------
                                                                   $2,553.3           $854.4
=============================================================================================

(a) Since December 2, 1997, Cordant has consolidated the financial statements of its 62 percent ownership interest in Howmet International Inc. Prior to December 2, 1997, Cordant's then 49 percent interest in Howmet International Inc. was accounted for under the equity method.

(b) The Restricted Trust holds a note receivable from Pechiney S.A. and related letters of credit that secures Pechiney S.A.'s agreement to repay the Pechiney Notes due January 2, 1999. Management believes that it is extremely remote that the Company will use any assets other than those in the Restricted Trust to satisfy any payments related to the Pechiney Notes. (See footnote entitled "Restricted Trust and Related Pechiney Notes Payable.")


See notes to consolidated financial statements.


                                          CORDANT TECHNOLOGIES INC.
                              CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                (IN MILLIONS)

                                                                                 Nine Months Ended
                                                                                     March 31
                                                                           --------------------------
                                                                              1998 (a)        1997
-----------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                   $ 77.8           $ 58.7
Adjustments to reconcile net income to net cash
     provided by operating activities:
        Minority interest                                                      10.6              -
        Extraordinary item                                                      7.1              -
        Restructuring                                                           -               (2.2)
        Depreciation and amortization                                          51.4             29.8
        Equity income                                                         (15.7)           (18.7)
        Changes in operating assets and liabilities:
            Receivables                                                         6.6              9.9
            Inventories                                                        (3.5)             6.7
            Accounts payable and accrued expenses                             (31.7)            (5.6)
            Income taxes                                                       12.1              4.1
            Other                                                             (12.7)            (2.4)
-----------------------------------------------------------------------------------------------------
               Net cash provided by operating activities                      102.0             80.3

Investing Activities
     Acquisitions, net of acquired cash of $27.2                             (156.6)             -
     Purchases of property, plant and equipment (net)                         (46.0)           (24.7)
-----------------------------------------------------------------------------------------------------
               Net cash used for investing activities                        (202.6)           (24.7)

Financing Activities
     Net change in short-term debt                                               .7            (38.8)
     Issuance of long-term debt                                               492.6              -
     Repayment of long-term debt                                             (329.6)             (.2)
     Dividends paid                                                           (10.9)            (9.4)
     Premiums paid on early retirement of debt                                (13.7)             -
     Foreign currency rate changes                                              (.8)             -
     Purchase of common stock for treasury                                    (18.7)             -
     Stock option transactions                                                  5.8              2.1
-----------------------------------------------------------------------------------------------------
               Net cash provided by (used for) financing activities           125.4            (46.3)

Increase in cash and cash equivalents                                          24.8              9.3
Cash and cash equivalents at beginning of year                                 51.4             15.1
-----------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                   $ 76.2           $ 24.4
=====================================================================================================

(a) Since December 2, 1997, Cordant has consolidated the financial statements of its 62 percent ownership interest in Howmet International Inc. Prior to December 2, 1997, Cordant's then 49 percent interest in Howmet International Inc. was accounted for under the equity method.

See notes to consolidated financial statements.

                          CORDANT TECHNOLOGIES INC.
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis Of Presentation
---------------------

On May 5, 1998, the Thiokol Corporation announced effective immediately the change of the corporate name to Cordant Technologies Inc. (the Company). The Company's three business segments will retain their present names (Thiokol Propulsion, Huck International, Inc., and Howmet International Inc.) and are referred to as a part of Cordant Technologies.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at June 30, 1997, reflects the Company's audited consolidated balance sheet at that date. The Company increased its ownership in Howmet International Inc. (Howmet) from 49 percent to 62 percent on December 2, 1997. Accordingly, Howmet's earnings, cash flows, and balance sheet at March 31, 1998, have been consolidated with the Company's. As a result, the first nine months of operating results for the current year include five months of Howmet earnings reported under the equity method and four months of Howmet earnings on a consolidated basis. Minority interest in income and equity is also reported for the 38 percent of Howmet the Company does not own. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information for the respective periods is difficult and may not be relevant. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 1998, are not necessarily indicative of the results to be expected for the fiscal year ending June 30, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report to Stockholders, incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

Certain reclassifications were made to the 1997 financial statements to conform with the 1998 presentation.


Receivables
-----------

The components of receivables are as follows:
                                                  March 31            June 30
(in millions)                                       1998              1997
-----------------------------------------------------------------------------
Trade accounts receivable                          $149.9            $ 54.0
Receivables under U.S. Government contracts
     and subcontracts                                74.3              92.4
Retained receivables                                 48.0                -
-----------------------------------------------------------------------------
                                                   $272.2            $146.4
=============================================================================

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

Cost management award fees totaling $104.7 million, at March 31, 1998, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor
(RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The current RSRM contract is expected to be completed in fiscal year 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or be directly reimbursed. Circumstances which could erode cost management performance, and materially impact company profitability and cash flow, include failure of a Company-supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Trade accounts receivable primarily relate to well established corporations and bad debt expense has historically been minor.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The $48 million retained receivables represents the receivables set aside in the event the sold receivables are not fully collected.


Inventories
-----------

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

The components of inventories are as follows:

                                                 March 31            June 30
(in millions)                                       1998              1997
-----------------------------------------------------------------------------
Raw materials and work-in-process                  $179.4              $55.7
Finished Goods                                       56.5               27.0
Inventoried costs related to U.S. Government
     and other long-term contracts                   34.4               27.8
Progress payments received on long-term
     contracts                                      (30.9)             (25.9)
LIFO valuation adjustment                            (3.8)               -
-----------------------------------------------------------------------------
                                                   $235.6              $84.6
=============================================================================

At March 31, 1998,  inventories include $120.4 million that are valued using
LIFO.


Purchase of Howmet International Inc.
-------------------------------------

On December 13, 1995, the Company and The Carlyle Group (Carlyle), a private merchant bank, formed a jointly owned company, Howmet International Inc., to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owned 51 percent and Cordant owned 49 percent of the Howmet common stock. The Company's initial equity investment in Howmet consisted of $96 million in Howmet voting common stock, and $50 million in Howmet 9 percent paid-in-kind, non-voting, preferred stock. The Company accounted for its 49 percent minority voting common stock investment in Howmet using the equity method.

On December 2, 1997, the Company increased its ownership in Howmet to 62 percent by acquiring an additional 13 million shares of Howmet common stock for approximately $183.8 million, which included the exercise of an option for 2 million shares of stock. Simultaneously with this transaction, Carlyle sold 15.35 million shares of Howmet common stock in an Initial Public Offering (IPO). After the transactions, the Company, Carlyle, and the public own approximately 62, 22.65 and 15.35 percent, respectively, of Howmet common stock. Beginning with December 1997, Howmet's earnings and cash flows have been consolidated with Cordant's, and the balance sheets at March 31, 1998, have also been consolidated. The first nine months of operating results for the current year include five months of Howmet's earnings reported under the equity method and four months of Howmet earnings on a consolidated basis. Additional detailed financial information on Howmet is available in Howmet's Annual Report to Stockholders incorporated by reference in the Annual Report on Form 10-K for Howmet's fiscal year ended December 31, 1997.

The following pro forma information is not necessarily indicative of the results which would have resulted had the acquisition occurred at the beginning of each period presented, nor is it necessarily indicative of future results. The unaudited consolidated pro forma results of operations assuming consummation of the purchase as of the beginning of each period, are as follows:


                                                                         Pro-Forma
                                                -------------------------------------------------------------
                                                     Three Months Ended             Nine Months Ended
                                                           March 31                       March 31
                                                -------------------------------------------------------------
(In millions, except per share data)                   1998           1997           1998             1997
-------------------------------------------------------------------------------------------------------------
Net sales                                              $562.7         $537.9        $1,660.7        $1,506.3
Income before
     extraordinary item                                $ 32.8         $ 18.3        $   83.0        $   52.4
Income per diluted share before
      extraordinary item                               $   .87        $   .49       $    2.20       $    1.41
Net income                                             $ 32.8         $ 18.3        $   75.9        $   52.4
Net income per diluted share                           $   .87        $   .49       $    2.01       $    1.41


Extraordinary item
------------------

During December 1997, Howmet refinanced its debt to take advantage of favorable interest rates and to reduce restrictive covenants. As part of the refinancing, Howmet incurred pre-tax charges of $20.2 million, including a $6.5 million non-cash charge for the write-off of unamortized debt issuance costs. Howmet repaid $146 million of debt at a 10-percent fixed interest rate and refinanced $198 million of new debt under a new revolving bank facility at a substantially lower variable rate.


Stock Split
-----------

On January 22, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend payable March 13, 1998, for each stockholder of record on February 27, 1998. A regular quarterly dividend of $.10 per common share, reflecting the split, was also declared payable March 13, 1998, for each stockholder of record on February 27, 1998. All earnings per share amounts for all periods presented reflect the stock split. The stock split affected the stockholder's equity section of the balance sheet in the current year due to reclassifying the par value amount of the common shares issued from retained earnings to common stock.

Restricted Trust and Related Pechiney Notes Payable
----------------------------------------------------

In 1988, Pechiney Corporation, which was a wholly-owned subsidiary of Pechiney, S.A., issued indebtedness maturing in 1999 (Pechiney Notes) to third parties in connection with the purchase of American National Can Company. As a result of the acquisition, Pechiney Corporation (now named Howmet Holdings Corporation or Holdings), became a wholly-owned subsidiary of Howmet. The Pechiney Notes remained at Holdings, but Pechiney, S.A., which retained American National Can Company, agreed with Howmet to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney, S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney, S.A. note was deposited in a trust (Restricted Trust) for the benefit of Holdings. If Pechiney, S.A. fails to make any payments required by its note, the trustee under the Restricted Trust (Trustee) has irrevocable letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Banque Nationale de Paris (BNP), a French bank which has an A+ credit rating from Standard and Poor's Ratings Group (S&P), to draw upon to make such payments. In the event there is an impediment to a draw under the BNP letters of credit held by the Trustee, the Trustee has substantially identical "back-up" letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Caisse Des Depots et Consignations, a French bank which has an AAA credit rating from S&P. In addition, the holders of the Pechiney Notes have a third set of letters of credit (also issued by BNP), which can be drawn upon by such holders in the event that principal and/or interest payments on the Pechiney Notes are not made. Pechiney S.A. is solely responsible as reimbursement party for draws under the various letters of credit referenced above, and by agreement with the banks, neither Holdings nor Howmet has any responsibility therefor. However, Holdings remains liable as the original issuer of the Pechiney Notes in the event that Pechiney, S.A. and both banks fail to meet their obligations under their respective letters of credit. Management believes that it is extremely remote that Howmet will be required to use any of its assets other than those in the Restricted Trust to satisfy any payments due on or in connection with the Pechiney Notes. Upon repayment of the Pechiney Notes, the Restricted Trust terminates and any assets of the Restricted Trust are to be returned to Pechiney, S.A.

The Pechiney Notes are due on January 2, 1999, and may not be prepaid prior to that date. Interest is at three-month London Interbank Offered Rates (LIBOR), plus 25 basis points (6.32 percent for the quarter ended March 31, 1998). Interest is paid quarterly, and was paid shortly after the quarter end. Interest expense on these notes was $33.2 million for the nine months ended March 31, 1998. Interest income from the Restricted Trust for the aforementioned period was equal to the interest expense, and is netted in the financial statements.

Earnings per share
------------------

In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share." Statement 128 replaced the previously reported "primary and fully diluted earnings per share" with "basic and diluted earnings per share." Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. However, due to the limited dilutive impact, diluted earnings per share approximate the Company's previously reported primary earnings per share. All earnings per share amounts for all periods are presented to conform to the Statement 128 requirements. All earnings per share discussions are based on a "diluted" earnings per share basis.

The following table sets forth the computation of basic and diluted earnings per share:


                                                       Three Months Ended              Nine Months Ended
                                                            March 31                       March 31
                                                  -----------------------------------------------------------
(In millions, except per share data)                   1998          1997             1998          1997
-------------------------------------------------------------------------------------------------------------

Numerator

     Income before minority interest and
        extraordinary item                                  $41.6         $20.8           $ 95.5         $58.7
     Minority interest                                       (8.8)          -              (10.6)          -
---------------------------------------------------------------------------------------------------------------

     Numerator for basic and diluted
        earnings per share                                  $32.8         $20.8           $ 84.9         $58.7
===============================================================================================================

Denominator

     Denominator for basic earnings per
        share -- weighted-average shares                     36.4          36.6             36.5          36.5

     Effect of dilutive securities
        Employee stock options                                1.2            .9              1.2            .8
---------------------------------------------------------------------------------------------------------------

     Denominator for diluted earnings per
        share -- weighted-average shares
        and assumed conversions                              37.6          37.5             37.7          37.3
---------------------------------------------------------------------------------------------------------------

Income per share before extraordinary item:
     Basic                                                  $  .90        $  .57          $  2.32        $ 1.61
     Diluted                                                $  .87        $  .56          $  2.25        $ 1.58
---------------------------------------------------------------------------------------------------------------
Per share effect of extraordinary item:
     Basic                                                  $ -           $ -             $  (.19)       $  -
     Diluted                                                $ -           $ -             $  (.19)       $  -
===============================================================================================================


Environmental Matters
---------------------

The Company's Propulsion and Fastening Systems segments' estimated liability for all environmental remediation is $21 million. This amount is classified in "other accrued expenses" and "accrued interest and other noncurrent liabilities."

Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, N.J. plant which will require remediation. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. Howmet has recorded a $2 million long-term liability for this plant. Besides the above-mentioned remediation work required at the Company's Dover, N.J. plant, liabilities exist for clean-up costs associated with hazardous types of materials at eight other on-site and off-site waste disposal facilities. Howmet has been, or may be, named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws at these locations. At March 31, 1998, $4.3 million of accrued environmental liabilities are included in the consolidated balance sheet for these eight sites. The indemnification discussed below applies to the costs associated with the Dover, N.J. and the eight other locations.

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

In addition to the above environmental matters, and unrelated to Howmet operations, Howmet and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $8 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such liabilities. In connection with these environmental matters, Howmet has recorded a $29.3 million liability which is classified in "accrued interest and other noncurrent liabilities," and an equal $29.3 million receivable from Pechiney, S.A. which is classified in "other noncurrent assets." Pechiney, S.A. is currently funding such amounts related to these liabilities.


Accounting Standards
--------------------

In February 1998, the Financial Accounting Standards Board issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in its annual report for the newly adopted calendar year 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

On May 5, 1998, Thiokol Corporation announced effective immediately the change of the corporate name to Cordant Technologies Inc. (the Company). The Company's three business segments will retain their present names (Thiokol Propulsion Systems, Huck International, Inc., and Howmet International Inc.) and are referred to as a part of Cordant Technologies.

Results of Operations
---------------------

The Company increased its ownership in Howmet from 49 percent to 62 percent on December 2, 1997. Accordingly, beginning in December, Howmet's earnings, cash flows, and the balance sheet for Howmet have been consolidated with the Company's. As a result, the first nine months of operating results for the current year include five months of Howmet earnings reported under the equity method and four months of Howmet earnings on a consolidated basis. Minority interest in income and equity is also reported for the 38 percent of Howmet the Company does not own. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information for the respective periods is difficult and may not be relevant. In order to facilitate an understanding of the Company's data, separate Howmet comparative data and analysis have been included below for the respective periods being reported.

The Company has adopted FASB statement 128 "Earnings per Share," discussed in the notes to the financial statements above. All of the following discussion reflects diluted earnings per share, which approximates the primary earnings per share method previously reported by the Company. All earnings per share amounts have been adjusted for the two-for-one stock dividend on March 13, 1998.


Income for the Third Quarter
----------------------------

Net income for the third quarter ended March 31, 1998, was $32.8 million, or $.87 per share, compared to the prior year's quarter net income of $20.8 million or $.56 per share. The current quarter's net income increased 58 percent over the prior year. Excluding the income increase from the Howmet consolidation, operating income increased 43 percent from the prior year period. The 13 percent increase in Howmet ownership in December 1997 contributed $2.8 million or $.07 per share for the quarter.

Summary unaudited financial information follows:

                                                                Three Months Ended
                                                                     March 31
                                          --------------------------------------------------------------
                                                                                 Better/
 (in millions, except per share data)             1998            1997           (Worse)         Percent
--------------------------------------------------------------------------------------------------------

 Sales:
 Propulsion systems                               $144.2          $152.2           $ (8.0)           (5)
 Fastening systems                                  90.1            74.4             15.7            21
 Investment castings                               328.4             -              328.4             -
--------------------------------------------------------------------------------------------------------
     Total sales                                  $562.7          $226.6           $336.1           148
========================================================================================================

 Operating income:
 Propulsion systems                               $ 18.4          $ 13.7           $  4.7            34
 Fastening systems                                  13.2             8.4              4.8            57
 Investment castings                                43.8             -               43.8             -
 Unallocated corporate expense                      (3.8)           (1.6)            (2.2)         (138)
========================================================================================================
     Total operating income                         71.6            20.5             51.1           249

 Equity income of affiliates                          .4             8.2             (7.8)          (95)
 Interest income                                     2.7             1.8               .9            50
 Interest expense                                   (5.8)            (.3)            (5.5)       (1,833)
 Other, net                                         (1.3)            -               (1.3)            -
 Income taxes                                      (26.0)           (9.4)           (16.6)         (177)
--------------------------------------------------------------------------------------------------------
     Income before minority interest                41.6            20.8             20.8           100
 Minority interest                                  (8.8)            -               (8.8)            -
--------------------------------------------------------------------------------------------------------
     Net income                                   $ 32.8          $ 20.8           $ 12.0            58
========================================================================================================

 Net income per share:
     Basic                                        $   .90         $   .57          $   .33           58
     Diluted                                      $   .87         $   .56          $   .31           55



Selected Financial Data

For the Quarter Ended 3/31/98

                                                 1998                       1997 (a)
                             --------------------------------------------  ------------
(in millions)                  Cordant       Howmet       Consolidated       Cordant
---------------------------------------------------------------------------------------
Cash flow from operations       $31.7         ($ 5.4)            $26.3         $ 1.0
Capital expenditures (net)       (6.7)         (16.6)            (23.3)         (8.3)
Dividends                        (3.6)          -                 (3.6)         (3.1)
---------------------------------------------------------------------------------------
    Free Cash flow              $21.4         ($22.0)            ($ .6)       ($10.4)
=======================================================================================

(a)  Howmet was not consolidated until December 1997.

BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER


Propulsion Systems
------------------

Propulsion Systems sales for the quarter decreased 5 percent compared to the prior year, primarily as a result of cost containment initiatives on the Space Shuttle Reusable Solid Rocket Motor (RSRM) program. Propulsion Systems operating income increased 34 percent from the prior year's quarter due to margin increases in the commercial launch motor and Trident programs, and reduced corporate overhead allocations due to increased ownership in Howmet.

During the quarter, the RSRM contract accounted for approximately 16 percent of consolidated net sales and 17 percent of consolidated operating income. Current year RSRM sales are expected to approximate the prior year's sales. The current NASA cost-plus-award-fee contract provides for Company production of the Space Shuttle solid rocket motors through fiscal year 2001. The Company is respondng to a request for a proposal for a follow-on contract. The Company's proposal includes two alternate approaches which would extend the program through fiscal year 2003 or 2005 depending on the approach NASA chooses.


Fastening Systems
-----------------

Fastening Systems sales for the quarter increased $15.7 million or 21 percent over last year. Aerospace sales increased $10.9 million and industrial sales increased $4.8 million over the prior year. The gain reflects continued strength in both commercial aircraft and industrial markets.

Operating income for the current quarter increased $4.8 million or 57 percent over the prior year's quarter. Aerospace and industrial income increased $2.4 million each from the prior year. Stronger domestic aerospace and industrial markets provided the improvement. Fastening Systems margins increased to 14.7 percent from 11.3 percent last year. The increased margins were primarily the result of volume increases, continuing cost control initiatives, and lean manufacturing practices.

Fastening  Systems   book-to-bill   ratios,  which  are  orders  divided  by
shipments, for the quarter ended March 31, were as follows:

                                              1998                1997
        ------------------------------------------------------------------
        Aerospace                             1.04                1.26
        Industrial                            1.05                1.09
        Total                                 1.05                1.18

Investment Castings
-------------------

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock, increasing the Company's ownership percentage to 62 percent. The current quarter includes consolidated Howmet results. The following unaudited information summarizes Howmet's results, including the 38 percent minority share, before consolidation for the three months ended March 31:


        (in millions)                     1998                         1997
        ------------------------------------------------------------------------
        Net sales                        $328.4                       $312.6
        Cost of goods sold                243.1                        231.6
        Gross profit                       85.3                         81.0
        Operating income                   44.8                         35.8
        Net income                       $ 24.5                       $ 15.5
        ========================================================================


Following is a reconciliation of Howmet's contribution to the Company's income for the three months ended March 31:

         (in millions)                                  1998            1997
        ------------------------------------------------------------------------
        Howmet net income                             $ 24.5          $ 15.5
        Less preferred paid-in-kind dividend            (1.4)           (1.2)
        ------------------------------------------------------------------------
        Income available to common shareholders         23.1            14.3
        ------------------------------------------------------------------------
        Company's interest in Howmet income             14.3             7.0
        Add preferred paid-in-kind dividend              1.4             1.2
        ------------------------------------------------------------------------
        Howmet's contribution to the Company's
          income                                      $ 15.7          $  8.2
       =========================================================================


Howmet's sales increased 11 percent on a comparable basis with the prior year, adjusting for the sale of the refurbishment business. The sales increase came from both the commercial aircraft and industrial gas turbine markets. Howmet's earnings were $24.5 million for the quarter, an increase of 58 percent from $15.5 million in the prior year's quarter. Income benefited from higher sales volume and from a 53 percent reduction in interest expense. The current quarter pre-tax income benefited from reduced stock appreciation rights accrual of $5.2 million from the prior year. This reduced accrual will continue through calendar year 1998. The prior year period included an after-tax $2.1 million benefit from a pricing settlement with a customer, which has not and is not expected to reoccur.

Income Year-To-Date
-------------------

Income before an extraordinary item for the nine months ended March 31, 1998, was $84.9 million or $2.25 per share, a 45 percent increase compared to $58.7 million or $1.58 per share last year. Net income for the nine months ended March 31, 1998, was $77.8 million or $2.06 per share, a 33 percent increase compared to $58.7 million or $1.58 per share last year. The current year included Howmet debt refinancing charges of $7.1 million or $.19 per share, and a $3.4 million or $.09 per share charge for IPO and a one-time incremental stock appreciation rights accrual as a result of the IPO. The Company's 13 percent increase in Howmet ownership contributed $3.4 million or $.09 per share in the current period. The current period benefited by $6.2 million or $.17 per share from reduced income tax rates. The reduced rates result from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry-forward amounts. The prior year's income included federal income tax and interest refunds of $7.8 million or $.21 per share and release of excess restructuring reserves of $1.3 million or $.03 per share.

Summary unaudited financial information follows:

                                                                         Nine Months Ended
                                                                              March 31
                                                -----------------------------------------------------------
                                                                                     Better/
 (in millions, except per share data)                1998              1997          (Worse)        Percent
-----------------------------------------------------------------------------------------------------------
 Sales:
 Propulsion systems                                $  463.8           $432.3          $ 31.5             7
 Fastening systems                                    253.3            202.2            51.1            25
 Investment casting                                   433.6              -             433.6             -
-----------------------------------------------------------------------------------------------------------
     Total sales                                   $1,150.7           $634.5          $516.2            81
===========================================================================================================

 Operating income:
 Propulsion systems                                $   56.0           $ 44.3          $ 11.7            26
 Fastening systems                                     34.6             16.4            18.2           111
 Investment castings                                   55.5              -              55.5             -
 Unallocated corporate expense                        (12.0)            (4.8)           (7.2)         (150)
-----------------------------------------------------------------------------------------------------------
     Total operating income                           134.1             55.9            78.2           140

 Equity income of affiliates                           15.7             18.7            (3.0)          (16)
 Interest income                                        6.2              9.2            (3.0)          (33)
 Interest expense                                      (9.3)            (1.5)           (7.8)         (520)
 Other, net                                            (2.4)             -              (2.4)            -
 Income taxes                                         (48.8)           (23.6)          (25.2)         (107)
-----------------------------------------------------------------------------------------------------------
     Income before minority interest and
        extraordinary item                             95.5             58.7            36.8            63
 Minority interest                                    (10.6)             -             (10.6)            -
-----------------------------------------------------------------------------------------------------------
 Income before extraordinary item                      84.9             58.7            26.2            45
 Extraordinary item - loss on early
     retirement of debt                                (7.1)             -              (7.1)            -
-----------------------------------------------------------------------------------------------------------
     Net income                                    $   77.8           $ 58.7          $ 19.1            33
===========================================================================================================

 Income per share before extraordinary item:
     Basic                                          $   2.32          $  1.61         $   .71           44
     Diluted                                        $   2.25          $  1.58         $   .67           42
 Net income per share:
     Basic                                          $   2.13          $  1.61         $   .52           32
     Diluted                                        $   2.06          $  1.58         $   .48           30


Selected Financial Data
-----------------------

For the Nine Months Ended 3/31/98

                                                      1998                            1997
                                 ------------------------------------------------------------
(in millions)                          Cordant        Howmet (b)     Consolidated   Cordant
---------------------------------------------------------------------------------------------

Cash flow from operations               $ 81.9        $ 20.1            $102.0        $ 80.3
Capital expenditures (net)               (14.3)        (31.7)            (46.0)        (24.7)
Dividends                                (10.9)          -               (10.9)         (9.4)
---------------------------------------------------------------------------------------------
    Free Cash flow                      $ 56.7        ($11.6)           $ 45.1        $ 46.2
=============================================================================================


Total Debt (a)                          $166.2        $206.7            $372.9        $ 24.2
Less cash & cash equivalents              54.3          21.9              76.2          24.4
---------------------------------------------------------------------------------------------
    Net Debt (Cash) Position            $111.9        $184.8            $296.7        ($  .2)
=============================================================================================

(a)  Excludes Pechiney note payable.
(b)  Howmet's results since December 2, 1997.
     See Liquidity and Capital Resources section for explanations.


Propulsion Systems
------------------

Propulsion Systems sales and income increased $31.5 million and $11.7 million, respectively. The prior year nine months included a $1.3 million restructuring reserve release. The sales gains were due to increases in Missile Defense, Commercial Launch Motor, and Space Shuttle RSRM programs. The higher income was due to Commercial Launch Motor, STAR TM Motors, Missile Defense, and reduced corporate overhead allocations due to increased ownership in Howmet.


Fastening Systems
-----------------

Fastening Systems sales for the nine month period increased $51.1 million or 25 percent over last year. Aerospace sales increased $38.5 million and industrial sales increased $12.6 million over the prior year. The growth reflects stronger worldwide commercial aircraft and domestic industrial markets. Management believes future sales are expected to remain flat as the commercial aerospace business cycle approaches its peak.

Operating income for the nine month period was $19.1 million higher than the prior year, excluding the restructuring reserve release of $.9 million in the prior year. Aerospace and industrial income increased $14.2 million and $4.9 million, respectively, over the prior year. Stronger domestic aerospace and industrial markets provided the improvement. Fastening Systems margins increased to 13.7 percent from 7.7 percent last year, excluding the $.9 million restructuring reserve release in the prior year. The increased margins were primarily the result of volume increases, continuing cost control initiatives, and lean manufacturing practices.

Fastening  Systems   book-to-bill   ratios,  which  are  orders  divided  by
shipments, for the nine months ended March 31, were as follows:

                                 1998                    1997
       ---------------------------------------------------------
       Aerospace                 1.17                    1.30
       Industrial                1.05                    1.05
       Total                     1.11                    1.17


Investment Castings
-------------------

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock, increasing the Company's ownership percentage to 62 percent. The nine month period includes consolidated Howmet results for four months at 62 percent and Howmet equity income at 49 percent for five months. The following unaudited information summarizes Howmet's results, including the 38 percent minority share, before consolidation:


                                                 Nine Months Ended
                                                      March 31
                                      --------------------------------------
   (in millions)                                  1998          1997
   -------------------------------------------------------------------------
   Net sales                                   $943.6          $874.6
   Cost of goods sold                           694.9           659.6
   Gross profit                                 248.7           215.0
   Operating income                             116.3            91.1
   Income before extraordinary item              58.4            34.5
   Net income                                  $ 46.1          $ 34.5
   =========================================================================

Following is a reconciliation of Howmet's contribution to the Company's income before extraordinary item for the nine months ended March 31:


(in millions)                                         1998         1997
---------------------------------------------------------------------------
Howmet income before extraordinary item              $ 58.4       $ 34.5
Less preferred paid-in-kind dividend                   (4.0)        (3.6)
---------------------------------------------------------------------------
Income available to common shareholders                54.4         30.9
---------------------------------------------------------------------------
Company's interest in Howmet income                    30.2         15.1
Add preferred paid-in-kind dividend                     4.0          3.6
---------------------------------------------------------------------------
Howmet's contribution to the Company's income
     before extraordinary item                       $ 34.2       $ 18.7
===========================================================================


Howmet's sales for the nine month period increased 13 percent on a comparable basis with the prior year period, adjusting for the sale of the refurbishment business. The sales increase came from the commercial aircraft market.

Howmet's earnings before extraordinary item were $58.4 million for the period, an increase of 69 percent from $34.5 million in the prior year's period. Income benefited from higher sales volume, operating performance, a 33 percent reduction of net interest expense, and a lower effective tax rate. Howmet's current period includes an extraordinary charge of $12.3 million, net of taxes for debt refinancing to take advantage of favorable interest rates and to reduce restrictive covenants. Howmet's nine months earnings were reduced by $5.8 million after-tax for IPO expenses and a one-time incremental stock appreciation rights accrual recorded in December 1997 as a result of the IPO. The prior year period included an after-tax $2.1 million benefit from a pricing settlement with a customer, which has not and is not expected to reoccur.


Income Taxes
------------

The Company had an effective income tax rate of 32 percent, compared with 29 percent for the same nine month period in the prior year. The current year higher rate is due primarily from consolidating Howmet, whose effective tax rate since December has been 44 percent. Howmet's tax rate for the remainder of fiscal year 1998 is expected to approximate the statutory 40 percent rate, which will cause the Company's effective rate to continue to increase. In addition, Cordant must continue to accrue tax at a 7 percent rate on its share of Howmet net income. The Company's effective income tax rate would have been higher if not for a reduced rate resulting from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry-forward amounts.

Other Activities
----------------

Selling, general and administrative
-----------------------------------

For the quarter and nine months ended March 31, 1998, selling, general and administrative expenses increased $37.4 million and $54.7 million, respectively, compared to the prior year. Howmet's general and administrative expenses were $35.4 million and $52.2 million for the quarter and nine month period, respectively. The Fastening Systems segment administrative expenses increased for the three and nine month periods mainly due to a $3.3 million charge for year 2000 compliance. This increase was partially offset by a decrease in Fastening Systems segment selling costs for both the quarter and nine month periods.

Asian Economic Conditions
-------------------------

The adverse Asian economic conditions caused no material impact to Fastening Systems sales or earnings during the third quarter. Propulsion Systems sales in Asia are minimal. The minor impact to Investment castings thus far has been a postponement of some orders. To the extent the Asian economic conditions impact the commercial aerospace market, and industrial gas turbine markets, such impact may affect the Company.

RSRM Buy IV
-----------

The Company's proposal for the RSRM Buy IV contract was submitted to NASA in April 1998. The Buy IV Request for Proposal baseline requests 35 flight sets, or 70 motors, and three flight support motors with contract completion in approximately fiscal year 2005. NASA has also requested an alternate proposal for 20 flight sets, or 40 motors, and one flight support motor, with contract completion in approximately fiscal year 2003. Motor deliveries and periods of performance may change in negotiations. Currently, the Company anticipates follow-on contracts for RSRM motors through the life of the Space Shuttle Program. The contract type is anticipated to be a cost-plus-incentive/award-fee, similar to the current Buy III structure. NASA has provided the Company with long lead material procurement authorization to support a Buy IV production start in September 1998. The contract is subject to annual Congressional funding.

Public Debt Offering
--------------------

On March 3, 1998, the Company completed a public offering of $150 million of 6 5/8 percent senior notes due March 1, 2008. The notes were priced at
99.423 percent to yield 6.705 percent. The notes were offered pursuant to a prospectus supplement dated February 26, 1998, under the Company's $300 million shelf registration statement that has been effective since October 1996. The net proceeds from the sale of the notes are being used to pay down bank debt the Company incurred in December 1997, in connection with the purchase of an additional 13 percent of Howmet International Inc. common stock and for general corporate purposes. Fiscal Year Change

The Company will change its fiscal year-end from June 30 to a calendar year effective December 31, 1998. The change by the Company is to coordinate Cordant and Howmet reporting periods and to reduce the confusion that accompanies a fiscal year versus a calendar year. Howmet currently reports separately on a calendar year basis.

Year 2000 Compliance
--------------------

The Company has a decentralized Information Systems (I.S.) function, in which each of its three major business segments operates autonomously with its own I.S. organization. The Propulsion I.S. organization is two years into a scheduled three-year Year 2000 date compliance project which addresses all major production applications supported by the Propulsion Group. The project is on schedule and is expected to be completed by December 31, 1998. The estimated cost for the project is $4.1 million, which is being expensed as incurred over the three-year life of the project. The Propulsion I.S. organization has notified its vendors of application or operating system software products to provide a status and commitment regarding the readiness of their respective products for the Year 2000. Early responses indicate that many vendors have solutions either in place or have scheduled future versions to correct this problem.

Huck (Fastening Systems) I.S. has engaged an independent consulting firm to provide a comprehensive assessment of its Year 2000 compliance exposure. The scope of this engagement is to assess Huck's vulnerability to Year 2000 problems, determine the significance of individual findings and to recommend specific actions. Huck uses primarily commercial, vendor-supported application software products. Huck is currently working with their various software vendors to validate that they will make their products compliant on a timely basis. The estimated cost of the project is approximately $3.8 million.

Howmet  (Investment  castings)  I.S.  is  actively  working  its  Year  2000 compliance issues. All date logic problems on its central mainframe applications have been identified and remedial action to correct or replace the problematic code is currently under way. Work on Howmet's mainframe applications is scheduled to be completed by December 31, 1998. Howmet is currently reviewing its various remote plant facilities to identify and begin implementing any needed changes to both local business applications and shop floor control systems. The inventory and assessment phase of this effort will be completed in June, 1998. To date, no material risk of non-compliance has been identified.

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

Howmet expects to expense as incurred, future incremental costs for such efforts of approximately $6 million. In addition, Howmet has diverted internal resources with an annual cost of approximately $.6 million for each of the 1998 and 1999 years.

There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


Liquidity and Capital Resources
-------------------------------

As previously discussed, the increase in the Company's Howmet ownership to 62 percent and subsequent consolidation has resulted in consolidating four month's of Howmet's cash flows with that of the Company in the current nine month period. Due to the consolidation of Howmet, comparison of the current nine month period to the prior years' cash flows is difficult. As a result of Howmet's financing agreements, Howmet is limited as to the amount of dividends it can declare, which limits Cordant's access to Howmet's cash flows and resources. Separate cash flow information for Howmet has been included below for the respective periods being reported.

For the current nine months, net cash flows from operating activities were $102 million compared to $80.3 million for the prior year. The current year benefited from increased net income. The increase in depreciation and amortization over the prior year was due to the addition of Howmet. The decrease in accounts payable and accrued expenses was also due to the addition of Howmet. Howmet's decreases in accounts payable and accrued expenses were due to lower accrued interest expense and compensation. The increase in inventory resulted from increases at Howmet, due to the increased sales volume. Howmet's inventory increases were partially offset by decreases in the Fastening and Propulsion inventories.

The purchase of an additional 13 percent of Howmet common stock used $183.8 million, less $27.2 million of acquired cash or $156.6 million. Capital spending on property, plant and equipment used $46 million in the current period compared to $24.7 million in the prior year. The increased capital spending was due to the addition of Howmet, but was partially offset by decreased capital spending in the other segments of the Company due to timing issues and lower overall expenditures in the nine month period.

Financing activities for the nine month period provided $125.4 million of cash compared to $46.3 million of cash used in the prior year period. During the quarter, Cordant issued $150 million of 6 5/8 percent senior notes to replace the $138 million of bank debt previously incurred for the purchase of Howmet common stock. In December, Howmet refinanced its debt to take advantage of favorable interest rates. As part of the refinancing, Howmet incurred pre-tax charges of $20.2 million, including a $6.5 non-cash million charge for the write-off of unamortized debt issuance costs. Howmet repaid $146 million of debt at a 10 percent fixed interest rate, and refinanced $198 million of new debt under a new revolving bank facility at a substantially lower variable rate.

During  the nine  month  period,  the  Company  repurchased  481,000  shares
(adjusted for the stock split) of the Company's common stock for $18.7 million. The Company did not repurchase shares in the prior year period. There are approximately 2.5 million shares available for repurchase under the Company's current share repurchase authorization. The Company will repurchase shares in amounts and timing as the Company deems appropriate.

The initial public offering of Howmet stock in December, which redistributed ownership of Howmet from Carlyle to the public and Cordant, did not generate any cash to Howmet or to the Company.

On March 31, 1998, the Company's current ratio was 1.67 excluding the Restricted Trust and the Pechiney Notes payable. The debt-to-equity ratio was 65.2 percent, excluding the Pechiney Notes payable. The debt-to-total-capital ratio was 43 percent and includes the $55 million receivables facility at Howmet. Working capital was $252.3 million, an $80.1 million increase from June 30, 1997.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program.

At March 31, 1998, Cordant had $300 million available in revolving credit facilities with $300 million unused. In addition, on March 31, 1998, Howmet had a $300 million revolving credit facility with $96 million available for additional borrowing and/or letters of credit. On March 2, 1998, the Company issued $150 million of 6 5/8 percent senior notes under the Company's $300 million shelf registration statement, which has been in effect since October 1996.

A comparative cash flow statement for Howmet for the nine month period for both years follows:

                                                                           Nine months ended
                                                                                March 31
                                                                    --------------------------------
                                                                         1998               1997
----------------------------------------------------------------------------------------------------
 Operating activities
 Net income                                                            $  46.1            $  34.5
 Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                    49.1               46.9
         Equity income of affiliates                                      (1.3)               (.9)
         Extraordinary item                                               12.3                -
         Changes in operating assets and liabiliities:
             Accounts receivable                                         (11.4)               2.1
             Inventories                                                 (13.9)               9.9
             Accounts payable and accrued expenses                        (6.3)               1.6
             Income taxes                                                 24.6               11.7
             Long-term SAR accrual                                        13.1               13.6
             Other -- net                                                 10.4                4.2
----------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                122.7              123.6
 Investing activities
    Purchases of property, plant and equipment - net                     (55.0)             (30.5)
    Proceeds from sale of refurbishment business - net of tax             44.9                -
----------------------------------------------------------------------------------------------------
                Net cash used for investing activities                   (10.1)             (30.5)

 Financing activities
     Issuance of long-term debt                                          243.2               51.8
     Repayment of long-term debt                                        (323.0)            (164.8)
     Premiums paid on early retirement of debt                           (13.7)               -
     Foreign currency rate changes                                         (.2)              (1.6)
----------------------------------------------------------------------------------------------------
                Net cash used for financing activities                   (93.7)            (114.6)

 Increase (decrease) in cash and cash equivalents                         18.9              (21.5)
 Cash and cash equivalents at beginning of period                          3.0               29.3
----------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                            $  21.9            $   7.8
====================================================================================================

Howmet Cash Flow
----------------

Howmet net cash flows provided from operations for the nine month period were $122.7 million compared to $123.6 million for the same period in the prior year. The 1997 inventory reductions were due to improved manufacturing controls, scrap alloy sales, and timing of deliveries. In 1998, inventories increased to meet increased customer demand and receivables increased as a result of higher sales levels. Capital expenditures were $55 million in the current nine month period compared to $30.5 million in the prior year. The increase was due to expenditures for existing equipment replacement, capacity expansion, and several projects to support new products and enhanced process capabilities. Net cash used for financing activities totaled $93.7 million for the current period.

The current quarter's cash used from operations of $5.4 million resulted primarily from increased receivables, decreased accrued interest expense, and lower accrued compensation.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund Howmet's anticipated working capital requirements and capital expenditures.


PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS


Thiokol Corporation v. Alliant Tech Systems, et al. In 1995, the Company filed an action in U.S. District Court in Delaware claiming the defendants infringed on the Company's patents on solid rocket motor case insulation. The Company claims lost profits and/or royalties, plus interest. The parties' cross motions for summary judgment were both denied in late 1997. The liability phase of the case was tried before the judge and concluded January 14, 1998. The judge has not yet ruled on liability. If the defendants (or one of them) are found to be liable to the Company, then the judge will schedule a damages phase of trial proceedings.

ITEM 5.  OTHER INFORMATION

The Company's Board of Directors approved the change in the name of the Corporation from Thiokol Corporation to Cordant Technologies Inc. The name change was effected under Delaware corporation law through a short form merger effective May 5, 1998.

The Company's Board of Directors also amended the corporation's by-laws effective April 23, 1998, dealing with changing the fiscal year-end; scheduling and postponement of stockholders' meeting, advance notice of stockholder business and nominations; inspections and polls; and board meeting notice.

The Company sets forth below "Cautionary Statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company SEC filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the Company's forward-looking statements include but are not necessarily limited to the following:

(i) The Company's RSRM contract for NASA's space shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government (government). Deliveries under the contract may be delayed or extended at the election of the government. Future space shuttle launches are highly dependent upon the international space station. Delays in space station components may delay launches and affect production rates for the RSRM. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. The current "Buy III" contract is expected to continue until fiscal year 2001. The Company has submitted its proposal on Buy IV RSRM motors in April 1998 and will begin negotiations with NASA later in the year. If the Company is awarded such follow-on contract, the profitability and cash flow from such a contract may not be at current levels. NASA's proposed privatization of the space shuttle program could adversely impact the Company's RSRM contract in the out-years. NASA has shown initial interest in developing a Liquid Fly Back Booster (LFBB) as an alternate propulsion source or as a replacement for the Company's RSRM motors. There will be no impact to the Buy IV contract; and as a new technology development program the LFBB will be an unlikely competitor to RSRM for many years, if it is successfully developed.

(ii)   The  Company's  non-RSRM  space and defense  contracts  including the
       Minuteman regrain and commercial launch vehicles and programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the customer or failure of such programs to be funded. The Company's ability to successfully compete and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management including, but not limited to, program termination, consolidation, or privatization. Risk factors also include the degree the Company successfully manages current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes of a contracting and competitive procurement environment.

(iii) Products and services, sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aerospace markets and the phase of such cycle at any point in time. The Company's purchase of the additional 13 percent of Howmet's common stock increases the Company's exposure to the cyclical nature of such market. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing for their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product technology and manufacturing qualifications to meet the needs of its major customers and regulatory agencies and to maintain or improve margins and return-on-investment in light of competitive pricing pressures, unit demand and product qualification, and product substitutions by major customers. The Company's potential inability to maintain product technology, pricing, as well as availability, delivery, and service are important risk factors.

(iv) The products and services sold by the Company for domestic and international, and industrial commercial markets, primarily through the Fastening Systems business segment and investment castings segment represented by the Company's 62 percent equity investment in Howmet, are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications, and technology associated primarily with aircraft, automotive, transportation, power generation, construction, and other industrial applications. The risks for the Company include management's ability to successfully expand new and existing product lines and to improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies. The Company's ability to maintain competitive products, pricing, availability, delivery, and service are important customer and competitor risk factors.

(v) Many of the Company's products and manufacturing processes utilize highly energetic and hazardous materials. Major liability, employee safety, production disruptions, and asset destruction or impairment risks exist. Unknown environmental hazards, including the designation of the Company as a responsible party in a Superfund or similar state enforcement action by the Environmental Protection Agency, and environmental claims by third parties pose a risk to the Company.

(vi) Additional future increases in ownership percentage of Howmet will, in part, be dependent on the favorable operational and financial performance, favorable economic conditions, price of Howmet common stock, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from the Carlyle Group. Financial covenants and restrictions contained in certain Howmet credit agreements restrict Howmet's ability to pay cash dividends to stockholders including the Company. Significant intangible values comprise Howmet asset values, which may not be realized by stockholders including the Company if Howmet were sold or liquidated. Howmet remains liable as the original issuer of the Purchase Notes held in a Restricted Trust secured by Pechiney International, a French Company secured by $772 million in letters of credit issued by Banque Nationale de Paris, a French bank with a Standard & Poor's rating of A+ secured by substantially identical "back up" letters of credit issued by Caisse des Depots et Consignations, a French bank with a Standard & Poor's AAA credit rating. In the event that Pechiney fails to meet its obligations under the Restricted Trust and both banks fail to meet their obligations under their respective letters of credit, such events, which management believes are remote, would have a material effect on Howmet's financial condition and value of the Company's 62 percent equity ownership of Howmet.

(vii) Supplier and customer product qualifications are important to the Company as a supplier and as a purchaser. As a supplier, loss or failure to maintain product or manufacturing qualifications with major customers, including the government and major commercial aerospace and aircraft manufacturers, may result in loss of markets and business for the Company. Vendor component parts and raw materials qualifications are important to the Company in the manufacture of its products, including major Fastening Systems such as the RSRM. Vendor component parts and raw material qualifications may be limited, and the loss of a major vendor as a supplier has the potential to cause a major and material delay in production or program performance.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

         Exhibit 3 (i)            Articles of Incorporation
         Exhibit 3 (ii)           By-laws
         Exhibit 27.1             Financial Data Schedule


Reports on Form 8-K
-------------------

The Company filed two 8-K reports during the quarter ending March 31, 1998. On February 26, 1998, an 8-K was filed containing the Prospectus and Prospectus supplement relating to the offer and sale by the Company of debt securities; financial statements were filed therewith. On March 3, 1998, an 8-K was filed containing the Indenture by and between the Company and Harris Trust and Savings bank relating to the debt securities; no financial statements were filed therewith.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         CORDANT TECHNOLOGIES INC.
                                         (Registrant)



Date:  May 13, 1998                      /s/ Richard L. Corbin
                                         -----------------------------
                                         Richard L. Corbin, Senior  Vice
                                         President and  Chief Financial
                                         Officer (Principal Financial
                                         Officer)


                                         /s/ Michael R. Ayers
                                         -----------------------------
                                         Michael R. Ayers,
                                         Vice President and Controller
                                         (Principal Accounting Officer)