Form 10-K
period 1998-06-30
CORDANT TECHNOLOGIES INC
filed 1998-09-24
CIK 68366

==============================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended June 30, 1998

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

                        Principal Executive Offices
                15 W. South Temple, Salt Lake City, UT 84101
                      Telephone Number: (801) 933-4000

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

     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on August 31, 1998, ($35.625 per share): $1,302,296,741

Number of shares of Common Stock outstanding as of August 31, 1998: 36,555,698
                    DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement, Exhibit B for the fiscal year ended June 30, 1998: Parts I, II, and IV.

2. Portions of definitive Proxy Statement dated September 11, 1998: Parts III and IV.
==============================================================================

                                  PART I

ITEM 1. BUSINESS
----------------

     Cordant Technologies Inc. (the "Company") operates in three business groups. Thiokol Propulsion is a leading producer of high technology solid rocket motors for space, defense and commercial launch applications. Huck International, Inc. ("Huck"), a wholly owned subsidiary of the Company, is a major supplier of precision fastening systems for aerospace and industrial markets worldwide and custom injection molded plastic products. The Company's 62 percent owned subsidiary, Howmet International Inc. ("Howmet"), is a leading manufacturer of investment cast turbine engine components for jet aircraft and industrial gas turbine power generation markets, as well as a leading producer of aluminum investment castings for commercial aerospace and defense electronics industries.

     Originally formed in 1930, the Company operated in various forms including a division of Morton Thiokol, Inc. In 1989, the specialty chemicals, salt and automotive restraint business was spun off into a newly formed company, Morton International, Inc. The Company's aerospace and defense business continued to operate as Thiokol Corporation. Through a series of acquisitions, the fastening systems segment was developed and is operated by Huck. In December 1995, the Company and the Carlyle Group, a private merchant investment firm ("Carlyle"), formed a jointly owned company in which this Company owned 49 percent and Carlyle 51 percent, to acquire Howmet International Inc.

     In December 1997, The Company purchased an additional 13 percent of Howmet from Carlyle for approximately $184 million, increasing the Company's ownership from 49 percent to 62 percent. The Company began consolidating Howmet's operating results as of December 2, 1997. In connection with the sale to the Company, Carlyle also sold 15.35 percent of Howmet to the public through an initial public offering, resulting in a reduction of Carlyle's ownership from 51 percent to 22.65 percent. The Company has the right, during a two-year period commencing in December 1999, to acquire all of Carlyle's remaining shares of Howmet common stock and a right of first refusal to acquire any shares Carlyle proposes to sell, in each case at market price. Carlyle has also agreed with the Company that it will not dispose of any of its shares of Howmet common stock until the earlier of December 1999 or the occurrence of a change of control of the Company. The Company and its affiliates agreed with Carlyle not to acquire shares of Howmet common stock from the public if less than 14 percent of the Howmet common stock would be held by the public following such acquisition, unless such acquisition was made in connection with a tender offer for all the shares or an acquisition in which all the publicly held shares were treated equally.

     In May 1998, the Company's name was changed from Thiokol Corporation to Cordant Technologies Inc., and the relocation of the Company's corporate office to Salt Lake City was completed in July.

     In June 1998, the Company completed the acquisition of Jacobson Manufacturing, a manufacturer of custom designed metal parts and fasteners and custom injection molded plastic products used in automotive, construction, consumer products and heavy equipment applications. Jacobson's operations were merged into Huck International, Inc.

     The Company has changed its fiscal year-end from June 30 to December 31, effective for the quarter ended September 30, 1998.

Business Segments
-----------------

     The Company operates in three business segments: (i) Thiokol Propulsion; (ii) Fastening Systems; and (iii) Investment Castings. This business segmentation reflects: (i) the Company consolidated its Space, Defense and Launch Vehicle divisions and Science and Engineering unit into one business segment, Thiokol Propulsion, (ii) the increase in ownership and accounting consolidation of Howmet; and (iii) continuing growth in the fastener business including the Jacobson Manufacturing acquisition.

     Thiokol Propulsion. The propulsion segment consists of solid rocket propulsion systems and related products, research and development and launch support services for the National Aeronautics and Space
Administration ("NASA"), Department of Defense and commercial space applications. Such systems include the Reusable Solid Rocket Motor ("RSRM") used for NASA's Space Shuttle. Deliveries under the current Buy III Space Shuttle contract awarded to the Company in 1991 are expected to be completed by 1999. Remaining contract activities are expected to be completed during fiscal year 2001. The Buy III contract is a "cost plus award fee" contract with an award fee based on the degree of the Company's success, as rated by NASA, of meeting contract standards relating to program safety, management, reliability, quality assurance, delivery, and hardware flight performance on the contract. The Company also receives a cost-incentive fee for meeting certain predetermined cost-reduction targets. The Company is currently negotiating the follow-on Buy IV contract with expected production of thirty-five flight sets through 2004. The delivery rate and the Company's contract accrual rate for financial statement purposes are subject to continuing NASA funding, NASA's Shuttle flight scheduling (currently averaging seven flights per year), and program performance. The NASA contracts are subject to termination for convenience by the federal government with the Company retaining such rights of recovery for costs and expenses provided by the government procurement laws and regulations, and contract terms and conditions. NASA is in the process of reorganizing the Shuttle program under one prime contractor, United Space Alliance, to manage many of the program functions now managed by NASA. Such restructuring will occur over a transition period of several years. The Company's position as a contractor to NASA is expected over time to shift to the role of a subcontractor to United Space Alliance, although there can be no assurance that such shift will occur. Currently, the Company is the only qualified manufacturer of the RSRM. The Company believes the time and cost to qualify a second source of supply would be prohibitive in light of the shuttle flight schedule and declining government expenditures for the Space program. The Company retains certain Shuttle RSRM solid rocket motor launch oversight activities at the Kennedy Space Center.

     For defense and commercial space applications, the Company's family of CASTOR solid rocket motors is used in the first and second stages of a number of expendable launch vehicles. The CASTOR 120 motor, designed as a low-cost motor for the small launch vehicle market, has been selected as the propulsion system for the Lockheed Athena Launch Vehicle and the Orbital Science Taurus launch vehicle. The CASTOR IV motors are used by Lockheed/Martin Aeronautics as strap-on boosters for the Atlas IIAS programs and has been selected to support the Department of Defense Target Critical Measurement Program. The Company is supplying motors for systems and satellite positioning for commercial space and defense applications. The Company is supplying motors for a variety of international launch programs such as the Spanish government's Capricornio launch vehicle and the Japanese HII-A launch vehicles.

     Thiokol Propulsion participates as a subcontractor in various defense programs providing propulsion systems and related technology for the Theater Missile Defense Program and propulsion and ordnance for the Trident Submarine Missile Program through a joint venture with Alliant Technologies, Inc.

     As the lead propulsion contractor on the Air Force Intercontinental Ballistic Missile (ICBM) Prime Integration Contract with TRW, the Company, in a joint venture with the Chemical Systems Division of United Technologies, will provide the propulsion refurbishment for the Minuteman solid rocket motors. Production on the 15-year program, with an estimated value of $1 billion, is expected to begin in the year 2000. The level of program activity is dependent on the level of government funding and is subject to cancellation or modification. The outcome, if any, of international treaties such as the START treaty negotiations can impact the number of motors subject to refurbishment.

     Thiokol Propulsion also manufactures infrared and illuminating flares; provides solid rocket motor propellant reclamation services; and provides aging and surveillance technologies. Commercial applications are being developed for composite resin prepreg materials, airbag inflator gas generants and igniters and composite resin-based conformable storage tanks.

     Federal export laws, controls and regulations impact or otherwise restrict the export of the Company's propulsion products and technical data. All U.S. Government contracts and subcontracts are subject to termination for the convenience of the government and may also be impacted by changing levels of government funding, schedule changes and other changes within the government's authority.

     Fastening Systems. The fastening systems products consist of specialty fasteners, installation tooling and custom injection molded plastic products which are sold to customers directly by the Company and through a distribution network in both domestic and foreign markets. Fasteners made from a variety of materials including high strength metals and metal alloys are threaded and non-threaded consisting of lock bolts, blind bolts, lock nuts, blind rivets, cap screws and various other metal products sold under various trade names and trademarks for aerospace, industrial, automotive and construction industry applications. Injected molded products consist of custom components and end products. Fastener installation tooling is also manufactured and marketed to provide customers complete fastener installation systems. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification required by domestic and foreign regulatory agencies such as the Federal Aviation Administration as to plant and product quality and lot traceability is important for the aerospace market acceptance of the Company's fasteners. The Company's fasteners have been qualified by major domestic and foreign aerospace companies in order for such customers to use such fasteners in original equipment and aftermarket aircraft products. Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes the Company's fastening systems for certain structural applications such as bridges and building columns. Plastic injected molded products are used in the computer, telecommunications and medical industries.

     Investment Castings. The Company, through its 62 percent ownership in Howmet, is a manufacturer of investment castings for aircraft turbine engines and industrial gas turbine engines. The Howmet Cercast Group is a producer of high quality aluminum investment castings used in the defense electronics and commercial aerospace industries.

     Howmet's aerospace castings consist of super alloy and titanium castings for aircraft turbine engines and structural airframe and engine applications. Products include individual airfoils consisting of blades (rotating foils) or vanes (non-rotating foils), as well as integral castings such as turbine rotors and nozzle rings for smaller engines involving an entire set of blades and related components cast together. Structural components include support components of engines, such as engine castings, frames, and bearing housings, and other airframe components. Howmet's aerospace castings are manufactured for commercial and military applications and sold to original equipment aircraft manufacturers and aftermarket customers.

     Industrial gas turbine engine products consist of airfoils (including moving blades and stationary vanes) for gas turbines used for power generation primarily by the electric utility industry and mechanical drive applications for industrial and pipeline operations, oil and gas processing and offshore drilling.

     Howmet's Cercast subsidiaries produce aluminum investment castings for the commercial aerospace and defense markets. Applications include electronic packaging, electro-optical system housings, engine parts, pumps and compressors.

     Howmet also provides other products and services to third parties including machining of components, component coating, specialty alloys and casting equipment and tooling. Howmet also participates in an 81 percent owned joint venture in Japan with Komatsu Ltd. manufacturing investment cast components for industrial gas turbine and aerospace customers primarily in Japan and a 51 percent owned joint venture with Pratt & Whitney Division of United Technologies Corp. manufacturing spray-formed metal components for aircraft turbine engines.

Competition
-----------

     Thiokol Propulsion. The Company is the sole source supplier of RSRM solid rocket motors, the only domestic human-rated solid rocket propulsion. The Shuttle Buy III and Buy IV contracts are placed directly by NASA. The Company, as the only qualified supplier for the RSRM, does not compete with other manufacturers.

     Liquid propulsion systems that may be competitive with the RSRM are under study, but are not yet developed. The Company, Alliant Technologies, Inc., and the CSD Division of United Technologies, Corp. are the major suppliers of heavy-lift solid propulsion launch vehicles for space and strategic applications and are competitive with each other with regard to medium, light, and strap-on launch vehicles for commercial space applications. Both foreign governments and foreign private enterprises have solid rocket propulsion systems competitive with propulsion systems manufactured by the Company. Liquid propulsion systems and excess strategic ballistic missile inventory may be competitive with the Company's propulsion systems, especially in the commercial launch market. For Thiokol Propulsion products other than the RSRM solid rocket motors sold to the federal government or federal government prime contractors, the primary method of competition is through the Company responding to a request for proposal or complying with other government procurement procedures under federal acquisition regulations in competition with others. Commercial launch vehicle products are sold primarily through responding to the terms and conditions of a request for proposal or negotiated contracts in competition with others. Principal competitive factors are cost, technical performance, quality, reliability, depth and capability of personnel and adequacy of facilities. Except for the sole-sourced RSRM solid rocket motor and other strategic military launch motors, the Company's propulsion products are sold primarily on the basis of technical performance, reliability and price. Although this market has begun to stabilize, reductions in Department of Defense expenditures, the decline in the availability of new programs, and lower quantities being procured for strategic and tactical solid rocket motor programs has increased the competitive pressure for these products. The Company's competitive strength is also affected by the technical performance, quality, and reliability of its solid propulsion products for space launch applications. The Company's propulsion systems, services and related products are competitive with Alliant Technologies, Inc., CSD, Aerojet Division of Gencorp Inc., the ARC Division of Sequa Corporation and various liquid propulsion systems produced both domestically and internationally .

         Fastening Systems. Fastening systems are manufactured by a number of competitors with no one manufacturer having a major position in the aerospace or industrial fastener markets. Alternative fastening methods compete with the Company's threaded and non-threaded fastener systems. Competition for orders from aerospace original equipment manufacturers is often dependent on customer qualification of the Company's fasteners as required by government regulations. The Company's fastening system products compete not only on price, but also product quality and the Company's ability to provide customer service and delivery. Fastening systems applications and tooling help differentiate the Company's fastening systems products from those of its competitors. Aerospace fastener competition is primarily through responding to requests for quotations made by major aerospace contractors and distributors and purchase orders. Industrial fastener competition including automotive, railcar and construction is primarily through requests for proposals, purchase order quotations and negotiated contracts in competition with others. The Company's fastening systems compete on price, quality, delivery, and ability to provide customer fastening installation solutions through specific-purpose tooling and fasteners. The Company maintains a proprietary patented position for certain of its fastener designs for which certain limited licenses have been granted to competitors. The Company also manufactures certain fasteners under licenses from competitors. The Company's custom plastic injection molding competes on price, quality and delivery with many custom injection molding competitors.

     Investment Castings. Howmet believes it has a major market share in the overall turbine engine airfoil investment casting market. Precision Castparts Corp. ("PCC") is Howmet's primary competitor. Management believes that Howmet and PCC and other smaller participants compete primarily on technological sophistication, quality, price, service and delivery time for orders from large, well-capitalized customers with significant market power. Certain of Howmet's customers, principally in Europe, have their own investment casting foundries, which produce parts similar to those manufactured by Howmet. Howmet knows of no plans by its major North American customers to establish such captive facilities, nor any significant expansion plans by those customers that have such foundries now, although there can be no assurance that such developments will not occur in the future.

     Howmet's aluminum casting operations compete with a large number of smaller competitors, also on the basis of price, quality and service.

Research and Development
------------------------

         Company-sponsored research and development (R&D) activities relate to new products and services, improvement of existing products and services and new and improved production processes. The Company's R&D cost was $24.4 million, $12.5 million, and $13.3 million and represented 1.4 percent, 1.4 percent and 1.5 percent of revenues for fiscal years 1998, 1997, and 1996, respectively; the amount spent during the same periods for
customer-sponsored   R&D  (primarily  U.S.   government-funded)  was

$70.5 million, $75.7 million, and $56.6 million, respectively.

Environmental Matters
---------------------

     Compliance with federal, state, and local environmental requirements with respect to the Company's facilities, including formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time expected to have a material adverse effect on the Company's financial condition or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed relating to environmental matters were $1.8 million and $8.1 million, respectively, for fiscal year 1998 and are estimated to be $3.5 million and $11.0 million for fiscal year ending June 30, 1999. Estimated fiscal 2000 environmental capital expenditures and amounts expensed are $2.2 million and $10.4 million, respectively, although there can be no assurances that actual amounts will not vary materially from such estimates. Capital expenditures and expenses for environmental matters reflect the consolidation of Howmet since December 2, 1997. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations, and engages in environmental remediation activities at its sites and sites of third parties where appropriate.

     The Company continues to be involved with two Environmental Protection Agency ("EPA") superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act in Morris County, New Jersey. These sites were operated about thirty years ago by the Company for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site. At this site, the Company's estimated cost for response costs, site remediation, and future operation and maintenance costs is $4.8 million, of which approximately $1.4 million is estimated to be spent during 1999. In 1996, the Company negotiated a consent decree with the State of New Jersey for the Rockaway Township Well Field Site. At this site, the Company's estimated cost for response costs, site remediation, and future operations and maintenance costs is $4.6 million, of which approximately $1.2 million is estimated to be spent during fiscal year 1999. Jacobson Manufacturing Company, acquired by Huck in June of 1998, is involved in a superfund site at Tempe, Arizona. Pursuant to the terms of a five-year environmental indemnity contained in the Stock Purchase Agreement between Huck and Seller, Huck is responsible for the first $2 million in environmental liabilities, the Seller is responsible for environmental liabilities from $2 to $6 million; Huck and Seller share the expense of environmental liabilities 50-50 in excess of $6 million but less than $10 million.

     Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"). Howmet is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an administrative consent order entered into between the Company and the NJDEP on May 20, 1991, regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. Howmet has recorded a $2 million long-term liability as of June 30, 1998 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within the next year. The indemnification discussed below applies to the costs associated with this matter.

     In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, Howmet has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at eight on-site and off-site locations. At June 30, 1998, $4.1 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters.

     In connection with the Howmet Acquisition by the Company and Carlyle, Pechiney, S.A. is required by the terms of the acquisition agreement to indemnify Howmet for environmental liabilities and obligations relating to Howmet Corporation stemming from events occurring or conditions existing prior to the December 13, 1995 acquisition date to the extent that such liabilities exceed a cumulative $6 million. This indemnification applies to all of the Howmet related environmental matters prior to the acquisition date.

     In addition, unrelated to Howmet Corporation's operations, Howmet `s subsidiary, Howmet Holdings Corporation, and Pechiney, S.A., are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine Site in Idaho and at least $10 million in investigation and remediation costs at the Holden Mine Site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such environmental liabilities. Howmet has recorded a liability and an asset for an equal amount related to these matters which are reflected in the Company's consolidated balance sheet. In the event that Pechiney, S.A. does not honor its indemnification obligations, Howmet would likely be responsible for such matters and the cost of addressing those matters could be material.

     The Company estimates that the eventual cost for site remediation matters known at this time, including the consolidation of those of Howmet, before any recoveries from insurance and third party contributions by other responsible parties including the federal government, will be approximately $55.9 million. The Company has established a receivable in the amount of $33.6 million for expected reimbursement or recovery for environmental claims, costs and expenses from third parties, including the federal government. As the result of the settlement of outstanding environmental liabilities with insurance carriers, the Company has received $9.5 million, of which $6.8 million was used to settle reimbursement of claims with the federal government. The Company's policy and accounting for environmental matters is set forth in Note 1 and Note 17 of the Notes to the Company's consolidated financial statements. The Company believes that after recoveries from third parties and the federal government, any net liability for which it may ultimately be responsible in excess of amounts currently accrued, would not be material to the Company's financial condition and results of operations.

     The Company has negotiated an agreement with the federal government to recover certain environmental costs and expenses incurred in connection with the performance of government contracts in the forward pricing on certain of the Company's government contracts.

Employees
---------

     The approximate number of employees of the Company including the consolidation of Howmet and the Jacobson Manufacturing acquisition on June 30, 1998, was approximately 17,400 compared to 5,300 on June 30, 1997. Thiokol Propulsion employment at June 30, 1998 was approximately 3,900 compared to approximately 3,500 at June 30, 1997. Investment Castings employment was approximately 11,000 at June 30, 1998. Fastening Systems employment was approximately 2,400 on June 30, 1998 compared to approximately 1,500 on June 30, 1997. Thiokol Propulsion employment levels reflect the stabilization of the business base as the result of consolidation of its operations. Fastening Systems' employment levels reflect increased production volumes and the addition of Jacobson Manufacturing.

Raw Materials
-------------

     Although most of the raw materials used by the Company are readily available, certain key raw material suppliers for Thiokol Propulsion (such as suppliers of propellant raw materials and nozzle and case component materials) must be approved by the federal government. With a limited number of such approved suppliers, delivery of these materials could be disrupted at the supplier level at any time and have a material adverse impact on production and delivery schedules until government approval of alternative suppliers is obtained. Raw materials used by the Company's Investment Castings and Fastening Systems segments include a number of materials and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium among others. Commercial deposits of certain metals, such as cobalt, nickel, titanium and molybdenum, which are required for the alloys used in precision castings and aircraft fasteners, are found in only a few parts of the world, and for certain materials only single sources are readily available. These materials and metals are subject to price fluctuations, and price and supply may be influenced by private or government cartels, unstable governments in countries exporting materials and production interruptions.

Seasonality
-----------

     The business of the Company is not subject to seasonal fluctuations.

Patents and Trademarks
----------------------

     The Company has approximately 500 patents and patent applications, of which 320 relate to the Thiokol Propulsion business segment, 80 relate to the Investment Castings business segment, and 100 relate to the Fastening Systems segment. As a government contractor, the Company conducts independent research and development ("IR&D") to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies.

     Approximately ninety percent of the Company's patents in the Thiokol Propulsion business segment were developed under Company-funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under Contract R&D programs.

     The Thiokol Propulsion business segment patents coverage includes propulsion system design, case, nozzle, and propellants. Patents also cover gas generators, ordnance, flare-related products, and the Company's fiber resin technology. Patents cover non-sodium azide gas generant technology used by Autoliv ASP Inc. pursuant to agreements with the Company. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

     Investment Castings segment patents cover both materials and processes for casting of high temperature components for aerospace and industrial gas turbine applications. Included are advanced casting technologies for superalloys, intermetallics and composites as well as high temperature alloys, furnace designs, ceramic materials, and coatings.

     Fastening Systems segment patent coverage includes major aerospace fastening systems including a lightweight grooved proportional lock bolt and the "Unimatic" blind bolt rivet. Major industrial fastening systems covered by patents include "Huck-Fit" lock bolts, "Magna-Lok" blind rivets, "Ultra-Twist" blindbolt for box beam construction applications and
"Magna-Grip" lock bolts with patent lives remaining of more than five years. Certain of the Company's fastener products are manufactured under licenses from competitors.

     Although the Company believes that its present competitive position is enhanced by its patents and its technical expertise, know-how and proprietary information, no individual patent or group of patents is material to the conduct of the business of the Company.

     Trademarks are important for product identification in the fastening systems and Investment Castings segments of the business, but are not significant to the Company's Propulsion business.

Customers
---------

     The customers of Thiokol Propulsion are primarily the federal government and its prime contractors and subcontractors. Commercial propulsion customers, primarily in the light and medium launch vehicle market, are being developed, but are not yet material to the Company's customer base. Federal government contracts and subcontracts entered into by the Company are by their terms subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the federal government provided, directly and indirectly, approximately 37 percent of the Company's revenues in fiscal year 1998, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on the Company's operations. No single non-government customer is material to the overall business conducted by the Company.

     Fastening Systems customers consist of industrial and aerospace original equipment manufacturers and distributors, domestic and foreign. Foreign customers and a foreign sales base are still developing, but are not yet material to the Company's customer and sales base. The Boeing Company, Wesco, Freightliner, TriStar and Ford Motor Company are major fastening systems customers.

     Investment Casting's top ten customers represented approximately 27 percent of the Company's net sales in fiscal year 1998. Investment Casting's principal customers are The General Electric Company through its aircraft engine and power systems groups and United Technologies Corporation's Pratt & Whitney aircraft operations represent approximately 14 percent of the Company's sales. No other Investment Castings customer represents more than three percent of the Company's sales in fiscal 1998.

     Orders for components are primarily awarded through a competitive bidding process. Contractual relationships with the Company's principal customers vary. Approximately half of its casting business is derived from multi-year contracts, typically three years in length. Under these contracts, Howmet's customers agree to order from Howmet, and Howmet agrees to supply, specified percentages of specified parts at specified pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. Most major contracts provided Howmet with protection against substantial changes in prices for elemental metal raw materials. Howmet typically renegotiates these contracts during the last year of the contract period and, during the process, customers frequently solicit bids from the Company's competitors.

Backlog Orders
--------------

     The Company's backlog of orders on June 30, 1998, and June 30, 1997, was approximately $1.6 billion and $1.1 billion, respectively. Thiokol
Propulsion's backlog as of June 30, 1998 was $595 million. The Company expects its December 31, 1998 backlog to increase substantially as the Company anticipates completion of the RSRM Buy IV contract negotiation within the next six months. The NASA Space Shuttle solid rocket motor booster and related contracts comprise approximately 16 percent of the backlog. It is expected that approximately 46 percent of the orders in backlog on June 30, 1998, will be completed by June 30, 1999. The majority of the remainder thereafter are expected to be completed through fiscal year 2001. The backlog represents the value of contracts for which goods and services are to be provided and includes approximately $525 million in government contracts, of which $380 million have been funded by the government. Although contracts can be changed or canceled, the backlog is believed to consist of firm contracts. The Company does not believe that a material change or cancellation of a single contract (other than the RSRM) would be materially significant to its business. The contract backlog consists of a combination of cost-plus award fee, cost-plus fixed fee, cost-plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Investment Castings backlog of orders as of June 30, 1998 was $850 million. The Company's Fastening Systems backlog was approximately $152 million on June 30, 1998. Because of the short lead and delivery times often involved, and because deferrals and cancellations often effect the Company's Investment Castings and Fastening Systems orders, backlog may not be a significant indicator of the Company's future performance.

ITEM 2. PROPERTIES
------------------

     The Company operates manufacturing, research, and development facilities at 47 locations, and has administrative and sales offices, warehouses, and service centers worldwide. The Company considers its manufacturing facilities, warehouses, and other properties to be in generally good operating condition and suitable for their intended purposes. Facilities are considered adequate and sufficient to meet the operating requirements of the Thiokol Propulsion and Fastening Systems business units. Investment Castings has planned capacity expansion for aero and industrial gas turbine and airfoil production. Expansion and relocation of the Cercast Group's Montreal, Canada aluminum castings operations is under construction. Thermatech Coating and the United Kingdom foundry facilities have been expanded. Completed and planned facility expansion is considered sufficient and adequate to meet Investment Castings operating needs. All Company-owned property is held in fee with no encumbrances. Company leased property obligations are set forth in Note 18 of the Company's consolidated financial statements. During fiscal year 1998, the Company relocated its Corporate office to Salt Lake City, Utah.

     During fiscal year 1998, additions to property, plant, and equipment totaled $72.8 million.

     The following table sets forth the Company's manufacturing locations and the approximate square footage.




                                              Buildings (000's Square Feet)
                                              -----------------------------

  Manufacturing Location                Company
       by Segment                        Owned          Leased           Total
       ----------                        -----          ------           -----

THIOKOL PROPULSION

  Northern Utah(1)                      2,641             722            3,363
  Elkton, Maryland                                        378              378
  Ogden, Utah                                             105              105

FASTENING SYSTEMS

Domestic

 Altoona, Pennsylvania                    150                              150
 Branford, Connecticut, 2 facilities                       74               74
 Carson, California                                       153              153
 Kenilworth, New Jersey                    79                               79
 Kingston, New York(2)                    142                              142
 Lakewood, California                                     115              115
 Medina, Ohio                             271                              271
 New Braunfels, Texas                     116                              116
 Sanford, North Carolina                   50                               50
 Tempe, Arizona                            45                               45
 Tucson, Arizona                           67                               67
 Waco, Texas                              371                              371

International

   Us, France                              61                               61
   United Kingdom                          50                               50

INVESTMENT CASTINGS

Domestic

   Bethlehem, Pennsylvania                                 47              47
   Branford, Connecticut                  138                             138
   City of Industry, California                            50              50
   Cleveland, Ohio                        100                             100
   Dover, New Jersey, 2 facilities        357                             357
   Hampton, Virginia, 2 facilities        296               6             302
   Hillsboro, Texas                                        68              68
   LaPorte, Indiana                       186                             186
   Morristown, Tennessee                  111                             111
   Whitehall, Michigan, 7 facilities      711                             711
   Wichita Falls, Texas                   227                             227
   Winsted, Connecticut                    81                              81

International

   Dives, France (capital lease)          256                             256
   Evron, France                           86                              86
   Exeter, U.K., 2 facilities             253               67            320
   Gennevilliers, France                   47                              47
   Georgetown, Ontario, Canada                              37             37
   Le Creusot, France                     156                             156
   Montreal, Quebec, Canada                11              100            111
   Terai, Japan, 3 facilities3                              53             53


(1)The Company occupies an additional 6,000 sq. ft. of government owned property.
(2)Land is leased.
(3)Factory owned by Howmet's joint venture, Komatsu-Howmet Ltd.



ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

Litigation and Regulation
-------------------------

     During fiscal year 1998, previously disclosed material litigation against the Company was settled or resolved favorably for the Company.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of fiscal year 1998.

EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3. to Item 401(b) of Regulation S-K)

     Generally, Executive Officers are elected by the Board of Directors at its first meeting following the Annual Meeting of Stockholders. The officers generally serve until the next such meeting, or until their successors are elected and qualified. The next Annual Meeting of Stockholders will be held on October 22, 1998.

     The Executive Officers of the Company on June 30, 1998, were:


                                              Positions Held During Past Five
Name and Age                                      Years and Terms of Office
------------                                      -------------------------

James R. Wilson (57)...................Chairman  of the  Board, President and
                                       Chief  Executive Officer since October
                                       1995; President and Chief Executive
                                       Officer  (October  1993-95); director
                                       since October 1993.

Richard L. Corbin (52).................Senior Vice President and Chief
                                       Financial Officer since May 1994; Chief
                                       Financial Officer and Vice President,
                                       Administration Space Systems Division of
                                       General Dynamics Corporation (1976-94).

James E. McNulty (54...................Executive Vice President Human Resources
                                       and Administration since 1992.

Robert L. Crippen (60).................Vice President and President of Thiokol
                                       Propulsion since December  1996,  Vice
                                       President of Training Simulator Systems,
                                       Lockheed  Martin, (April  1995-October
                                       1996); Director of John F. Kennedy Space
                                       Center, (1992-January 1995).

Bruce M. Zorich (44................... Vice President and President of Huck
                                       International, Inc. since April 1996;
                                       Vice President,  Worldwide  Automotive
                                       Operations, (1993-1996); Vice  President
                                       & General Manager, OEM Products, Senior
                                       Flexonics (1989-1993).

Joseph A. Lombardo (65)................Vice President Space Operations since
                                       April 1992.

Winston N. Brundige (53)...............Vice President and General Manager,
                                       Defense and Launch Vehicles Division
                                       since July 1994; Vice President and
                                       Division  Manager  Elkton  Division
                                       (1991-June 1994); Director of Production
                                       (1990-91).

Daniel S. Hapke, Jr. (52)..............Senior Vice President and General
                                       Counsel since October 1997; Vice
                                       President and General Counsel since
                                       February 1997; Various positions at
                                       General Dynamics Corporation (1984-1997) including Vice President and General Counsel of its Electric Boat subsidiary (1994 to 1997).

Michael R. Ayers (47.................. Vice President and Controller since
                                       January 1996; Vice President Strategic
                                       Development (1994-1996); Director
                                       Finance & Administration Space
                                       Operations (1986-1994).

Nicholas J. Iuanow (38.................Vice President and Treasurer since
                                       October 1997, Treasurer (1994-October
                                       1997); Assistant Treasurer 1989-1993).

Edwin M. North (53)..................  Vice President and Corporate Secretary
                                       since October 1997;Secretary since 1990.

                                  PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
-------  ---------------------------------------------------------------------

     Information concerning the market for the Company's common equity and related security holder matters is included in the section "Quarterly Financial Highlights" on page F-29, "Dividends and Recent Market Prices" on page F-45 of the Exhibit B, Financial Information, to the Company's Notice of Annual Meeting and Proxy Statement for fiscal year 1998, and is incorporated herein by reference in Exhibit Number 13. As of August 31, 1998, there were 5,149 stockholders of record.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

     Selected financial data for the five fiscal years ended June 30, 1998 is included on page F-46 of Exhibit B, Financial Information, to the Company's Notice of Annual Meeting and Proxy Statement for fiscal year 1998 and is incorporated herein by reference in Exhibit Number 13.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------   -------------------------

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three fiscal years ended June 30, 1998, is included on pages F-30 through F-45 of Exhibit B, Financial Information, to the Company's Notice of Annual Meeting and Proxy Statement for fiscal year 1998 and is incorporated herein by reference in Exhibit Number 13.

     The Company sets forth below "Cautionary Statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company Securities and Exchange Commission filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to, the following:

(i) The Company's RSRM contract for NASA's space shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government ("government"). Deliveries under the contract may be delayed or extended at the election of the government. Future space shuttle launches are highly dependent upon the international space station. Delays in space station components may delay launches and affect the RSRM production rates. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. The current "Buy III" contract is expected to continue until fiscal year 2001. Deliveries are expected to be completed by 1999. The Company is negotiating the Buy IV contract with expected production of thirty-five flight sets through 2004. The terms of the Company's Buy IV award fee have not been finalized, but are expected to be similar to the structure of the Buy III award fee. The profitability and cash flow of the Buy IV contract, however, may not be at current levels. NASA's privatization of the Space Shuttle Program through United Space Alliance could adversely impact the Company's RSRM contract in the out-years. NASA has also shown initial interest in developing a Liquid Fly Back Booster (LFBB) as an alternative propulsion source or as a replacement for the Company's RSRM motors.

(ii) The Company's maintenance of non-RSRM space and defense contracts including the Minuteman regrain and commercial launch vehicle programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the government or failure of such programs to be funded. The level of Minuteman production may be impacted by international treaty negotiations limiting the deployment of ICBM's. The Company's ability to successfully compete for and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management, including but not limited to, program termination, consolidation, or privatization. Other risks include the Company's ability to successfully manage current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes in a shrinking and competitive government procurement environment. Competitive propulsion systems and technologies, as well as ballistic missile surplus propulsion inventory (both domestic and foreign), can adversely impact the success of the Company's commercial launch programs and ability to compete successfully for government strategic and tactical propulsion programs.

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

(iv) The products and services sold by the Company for domestic and international, and industrial commercial markets, primarily through the Fastening Systems business segment and the Investment Castings segment represented by the Company's 62 percent equity investment in Howmet, are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications, and technology associated primarily with aircraft, automotive, transportation, power generation, construction, and other industrial applications. The Fastening Systems segment is subject to the cyclical and economic nature of the automotive industry and the market power of large automotive original equipment manufacturers as to competition among vendors for pricing, delivery, inventory and unit volumes. The Company's business can also be affected by factors such as management's ability to successfully expand new and existing product lines, including the successful integration of the Jacobson Manufacturing operations, to improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies. The Company's ability to maintain competitive products, pricing, availability, delivery, and service are important factors in maintaining customer relationships and effectively competing with other manufacturers.

(v) Additional future increases in ownership percentage of Howmet will, in part, be dependent on the favorable operational and financial performance, favorable economic conditions, price of Howmet common stock, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from Carlyle. Significant intangible values comprise Howmet asset values, which may not be realized by stockholders including the Company if Howmet were sold or liquidated. Howmet remains liable as the original issuer of the Purchase Notes, as defined in the Notes to the Company's financial statements, due to be paid in January of 1999, held in a Restricted Trust secured by Pechiney International, a French Company secured by $772 million in letters of credit issued by Banque Nationale de Paris, a French bank with a Standard & Poor's rating of A+ secured by substantially identical "back-up" letters of credit issued by Caisse des Depots et Consignations, a French bank with a Standard & Poor's AAA credit rating. In the event that Pechiney fails to meet its obligations under the Restricted Trust and both banks fail to meet their obligations under their respective letters of credit, such events, which management believes are remote, would have a material effect on Howmet's financial condition and value of the Company's 62 percent equity ownership of Howmet.

(vi) Supplier and customer product qualifications are important to the Company as a purchaser and as a supplier. As a supplier, loss or failure to maintain product or manufacturing qualifications from major customers including the government and major commercial aerospace and aircraft manufacturers and automotive original equipment manufacturers may result in loss of markets and business for the Company. Qualified vendors, component parts, and raw materials qualifications are important to the Company in the manufacture of its products including major propulsion systems such as the RSRM. Vendor, component parts and raw materials may be limited, and the loss of a major vendor as a supplier, has the potential to cause a major and material delay in production or program performance.

(vii) Raw materials used by the Company's Investment Castings and Fastening Systems segments include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. Prices of these materials can be volatile, and the Company engages in forward purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials.
          For  some  of  the  supplies  and  raw  materials  it  purchases, including certain metals, the Company has no fixed price contracts or arrangements. Commercial deposits of certain metals, such as cobalt, nickel, titanium, and molybdenum, that are required for the alloys used in precision castings and aircraft, are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors. Although the Company has not experienced significant shortages of its supplies and raw materials, there can be no assurance that such shortages will not occur in the future. Any such shortages or prices fluctuations could have a material adverse effect on the Company.

(viii) The Company maintains a policy of hedging foreign currency transactions and economic exposures for foreign currency denominated obligations. The Company does not hedge against net asset values for its foreign investments attributed to its foreign subsidiaries valued in local currencies. To the extent the Company's foreign revenue base grows and net asset base expands, as the result of the Company's increased foreign business activity, the Company's exposure to adverse foreign currency rate movement increases. The Company's foreign currency risk exposure is also subject to the stability of the foreign currency of the country where the Company maintains foreign operations or does business. The Company seeks to minimize the impact of adverse foreign currency rate movements through its hedging policy. The success of the hedging policy in preventing an adverse financial result on operations in any accounting period cannot be assured.

(ix) The Company has a decentralized Information Systems (I.S.) function, in which each of its three major business segments operate autonomously with its own I.S. organization. The Thiokol Propulsion I.S. organization is moving toward completing a scheduled three-year Year 2000 date readiness project that addresses all major production applications supported by the propulsion systems segment. The project's objective is to identify all date-related program logic, to correct, replace or eliminate all date processing problems, and to test and implement into production the corrected application software. The project is on schedule with over 80 percent of the planned work completed. The project is expected to be completed by December 31, 1998, with system-wide testing activity occurring after that date. The estimated cost for the project is $7.5 million, which is being expensed as incurred over the three-year life of the project. The Thiokol Propulsion I.S. organization has requested its vendors of application or operating system software products to provide a status and commitment regarding the readiness of their respective products for the Year 2000. Most responses indicate that vendors have solutions either in place or have scheduled future versions to correct this problem.

          Huck (fastening systems) uses primarily standard commercial, vendor-supported application software products. These systems can be made Year 2000 compliant by upgrading to current versions of the vendors' software products. Huck recently purchased a new Enterprise Resource Planning (ERP) software product that is Year 2000 and Euro compliant and will be implemented at all Huck sites over the next three years. During the next twelve months, approximately one-half of Huck's facilities will be converted to the new software, thereby avoiding the need to upgrade the old systems at those sites to achieve Year 2000 readiness. All remaining sites, meanwhile, will be made compliant by upgrading to current versions of the existing software products as described above. This dual approach will address all Year 2000 readiness requirements by June 30, 1999. Those costs associated with software purchases and with Year 2000 readiness are estimated at $8.6 million.

          Howmet (investment castings) I.S. is actively working its Year 2000 readiness issues. All date logic concerns on its central mainframe applications and distributed server applications have been identified and remedial action to correct or replace the problematic code is currently under way. Howmet is currently reviewing its various remote plant facilities to identify and begin implementing any needed changes to both local business applications and shop floor control systems. All corrective action projects are expected to be completed by June 30, 1999. To date, no material risk of non-compliance has been identified. Howmet has also initiated formal communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which Howmet's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. Early responses have indicated no significant problems.

          Additionally, Howmet is installing several commercial application software products, at both its central facility and at certain plant sites, to further address their Year 2000 readiness. Howmet's total estimated Year 2000 cost is $14.6 million, spread over the three-year life of the project.

          During 1999, all three business segments will focus on further evaluation of customer and supplier readiness, embedded processor systems, risk assessment, worst case scenarios and contingency planning. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.

(x) The Company is assessing the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, January 1, 1999 - December 31, 2001, and after full Euro conversion, post July 1, 2002. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue. Enterprise Resource Planning (ERP) software being implemented at Huck and Howmet as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be material. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The costs of payroll systems modifications are also undetermined. The Company expects no Euro conversion impact to its Thiokol Propulsion business segment. The Company does not expect any material impact to its contracting policies or competitive position on its three business segments as a result of the Euro conversion. The Company is reviewing the impact of the Euro conversion on its foreign exchange exposure position. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure. Until the Company completes its assessment of the Euro conversion impact, there can be no assurance that the Euro impact will not have a material impact on the overall business operations of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
------------------------------------------------------------------

     Information concerning the quantitative and qualitative disclosure about market risk are included on pages F-25 and F-40 through F-41 of Exhibit B, Financial Information, of the Company's Notice of Annual Meeting and Proxy Statement for fiscal year-ended 1998 and is incorporated by reference herein.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

     The consolidated balance sheets of the Company as of June 30, 1998 and 1997, and the consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended June 30, 1998, and notes to consolidated financial statements, are included on pages F-4 through F-29 of Exhibit B, Financial Information, to the Company's Notice of Annual Meting and Proxy Statement for fiscal year 1998 and are incorporated herein by reference in Exhibit Number 13.

     Quarterly financial highlights are included on page F-29 to Exhibit B, Financial Information, to the Company's Notice of Annual Meting and Proxy Statement for the fiscal year ended 1998, and are incorporated herein by reference in Exhibit Number 13.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
------  --------------------

         None.



                                  PART III


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------

     Information concerning the Company's directors and nominees for director is included on pages 2 through 4 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated herein by reference. Information concerning disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth on page 8 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated herein by reference.

     Information concerning the Company's Executive Officers is included on pages 15 through 16 of Part I hereof.

ITEM 11. EXECUTIVE COMPENSATION
-------------------------------

     Information concerning executive compensation for fiscal year 1998 is included on pages 8 through 12 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

     Information concerning beneficial ownership of the Company's common stock is included on pages 6 and 7 of the Company's definitive Proxy Statement dated September 11, 1998, and is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------------------------------------------------------

         None.



                                  PART IV


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
------------------ ------------------------------------------------------

(a)  DOCUMENTS FILED AS PART OF THIS REPORT
---  --------------------------------------

     1. Financial Statements
     -----------------------

     The following consolidated financial statements are included on pages F-2 through F-29 of the Exhibit B, Financial Information, to the Company's Notice of Annual Meeting and Proxy Statement for the fiscal year ended 1998, and are incorporated herein by reference in Exhibit Number 13:

     Management's Report on Financial Statements.

     Report of Ernst & Young LLP, Independent Auditors.

     Consolidated Statements of Income -- Years ended June 30, 1998, 1997 and 1996.

     Consolidated Balance Sheets -- June 30, 1998 and June 30, 1997.

     Consolidated Statements of Cash Flows -- Years ended June 30, 1998, 1997 and 1996.

     Consolidated Statements of Stockholders' Equity -- Years ended June 30, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.


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

          3.03 Amended By-Laws of the Company dated June 19, 1997 increasing Board of Directors: Incorporated by reference as Exhibit 3 to Form 10-K for fiscal year ended June 30, 1997.

          3.04 Amended Certificate of Incorporation effective May 5, 1998: incorporated by reference as Exhibit 3(i) to Form 10-Q for the quarterly period ended March 31, 1998.

          3.05      Amended and Restated By-Laws  effective April 22, 1998:
                    Incorporated by reference as Exhibit 3(ii) to Form 10-Q for the quarterly period ended March 31, 1998.

     (4) Instruments defining the rights of security holders including indentures.

          4.01 Rights Agreement between Thiokol Corporation and First Chicago Trust Company of New York: Incorporated by reference to Exhibit 4 to Form 8-A dated May 28, 1997.

          4.02      See Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05 above.

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

          10.20     Thiokol    Corporation    1996   Stock   Awards   Plan:
                    Incorporated   by  reference  as  Exhibit  A  to  Proxy
                    Statement dated September 20, 1996.

          10.21     (1)Thiokol    Corporation     Supplemental    Executive
                    Retirement Plan amended and restated effective June 16, 1997.

          10.22 (1)Thiokol Corporation Executive Bonus Plan as amended and restated effective June 16, 1997.

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

          10.24     (1)Thiokol    Corporation   Key   Executive   Long-Term
                    Incentive Plan as amended and restated effective June 16, 1997.

          10.25 (1)Huck International, Inc. Excess Benefit Plan for Selected Employees amended and restated effective June 16, 1997.

          10.26 (1)Thiokol Corporation Grant Agreement Incentive Stock Option amended and restated June 16, 1997.

          10.27 (1)Thiokol Corporation Grant Agreement Non-qualified Stock Option amended and restated June 16, 1997.

          10.28 (1)Cordant Technologies Inc. Directors Restricted Stock Agreement dated July 1, 1998.

          10.29 Thiokol Corporation $150,000,000 6-5/8% Senior Notes Due 2008: Incorporated by reference to prospectus Supplement to prospectus dated February 26, 1998.

          10.30 Stock Purchase Agreement among Huck Industrial, Inc., Harvey Jacobson as Trustee to the Harvey Jacobson Revocable Trust No. 2, dated as of March 13, 1998.

     (11) Statement re computation of per share earnings.

          Statement re computation of per share earnings of the Company and subsidiaries for the three years ended June 30, 1998, 1997, and 1996 are included on page F-19 of Exhibit B, Financial Information, to the Company's Notice of Annual Meeting and Proxy Statement for fiscal year 1998 and are incorporated by reference in Exhibit No. 13.

     (13) Annual Report to security holders.

          Applicable sections of the Annual Report to Stockholders of the Company for fiscal year 1998 are contained in Exhibit B, Financial Information, pages F-1 through F-46 of the Notice of Annual Meeting and Proxy Statement incorporated by reference.

     (21) Subsidiaries of the registrant.

          Subsidiaries of the Company.

     (23) Consents.

          Consent of Ernst & Young LLP, independent auditors.

     (27) Financial Data Schedule.


(b)  REPORTS ON FORM 8-K
---  -------------------

     Form 8-K filed June 16, 1998. Item 5 - Other Events - News release reporting completion of the acquisition of Jacobson Manufacturing.

     Form 8-K filed May 5, 1998. Item 5 - Other Events - News release reporting change of corporate name from Thiokol Corporation to Cordant Technologies Inc.





































------------

(1)Management contract or compensatory plan or arrangement has been filed as an Exhibit to this Form 10-K pursuant to Item 14c.

                                 SIGNATURES
                                 ----------


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 24th day of September 1998.

                                    CORDANT TECHNOLOGIES INC.
                                           (Registrant)




                                    By  /s/ Richard L. Corbin
                                            Richard L. Corbin
                                            Senior Vice President and
                                            Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 24th day of September 1998.


 SIGNATURE                                      TITLE
 ---------                                      -----



/s/ James R. Wilson         Chairman of the Board, President, Chief Executive
    James R. Wilson         Officer and Director
                            (Principal Executive Officer)



/s/ Richard L. Corbin       Senior Vice President and Chief Financial Officer
    Richard L. Corbin       (Principal Financial Officer)


/s/ Michael R. Ayers        Vice President and Controller
    Michael R. Ayers        (Principal Accounting Officer)

/s/ Neil A. Armstrong       Director
    Neil A. Armstrong


/s/ Michael P.C. Carns      Director
    Michael P.C. Carns


/s/ Edsel D. Dunford        Director
    Edsel D. Dunford


/s/ U. Edwin Garrison       Director
    U. Edwin Garrison


_______________________     Director
    Steven G. Lamb


_______________________     Director
    David J. Lesar


/s/ Charles S. Locke        Director
    Charles S. Locke


/s/ D.Larry Moore           Director
    D.Larry Moore



/s/ William O.Studeman      Director
    William O.Studeman


/s/ Donald C. Trauscht      Director
    Donald C. Trauscht

                                                             EXHIBIT (21)




                 SUBSIDIARIES OF CORDANT TECHNOLOGIES INC.


     The following is a list of operating subsidiary corporations of the Company as of June 30, 1998. Certain subsidiaries not considered significant have been omitted.


                                                             State or Other
                                                               Jurisdiction
Subsidiary                                                 of Incorporation
----------                                                 ----------------

Huck International, Inc.... .......................................Delaware

Huck S.A.............................................................France

Huck International Ltd.......................................United Kingdom

Thiokol Holding Company............................................Delaware

Howmet International Inc...........................................Delaware

Howmet Corporation.................................................Delaware

Howmet Holdings Corporation........................................Delaware

Howmet Cercast (Canada), Inc.........................................Canada

Howmet Cercast (U.S.A.), Inc.......................................Delaware

Howmet Ltd...................................................United Kingdom

Howmet Refurbishment Inc...........................................Delaware

Howmet S.A...........................................................France

Howmet Tempcraft, Inc..................................................Ohio

                                                                EXHIBIT (23)



                      Consent of Independent Auditors


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Cordant Technologies Inc. of our report dated July 31, 1998, included in Exhibit B, to the Cordant Technologies Inc. Notice of Annual Meeting and Proxy Statement.

     We also consent to the incorporation by reference in the Registration Statements Form S-3 No. 333-1753, and Form S-8, Nos. 33-18630, 33-2921,
33-10316,  2-76672,  2-90885,  33-38322, and 33-22965 pertaining to certain
Retirement Savings and Investment Plans and Stock Option Plans of Cordant Technologies Inc. of our report dated July 31, 1998, with respect to the consolidated financial statements of Cordant Technologies Inc. incorporated by reference in the Annual Report (Form 10-K) of Cordant Technologies Inc. for the year ended June 30, 1998.



                                        /s/    ERNST & YOUNG LLP


Salt Lake City, Utah
September 24, 1998