Form 10-Q
period 1998-09-30
CORDANT TECHNOLOGIES INC
filed 1998-10-20
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1998

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

       15 West S. Temple Suite 1600, Salt Lake City, Utah 84101-1532

                      Telephone Number: (801) 933-4000

The report on this Form 10-Q covers the transition from the former fiscal year-ended June 30, 1998 to the new fiscal year ended December 31, 1998 effective the quarter ended September 30, 1998.

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

Common  Stock,  $1.00  par  value,   outstanding  at  September  30,  1998:
36,501,498

                         CORDANT TECHNOLOGIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                             September 30, 1998



                                   INDEX

                                                                       Page


                       PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Income -- Three months
            ended and Nine months ended September 30, 1998 and 1997       3

         Consolidated Balance Sheets --
            September 30, 1998 and December 31, 1997                    4-5

         Consolidated Statements of Cash Flows -- Nine
            months ended September 30, 1998 and 1997                      6

         Consolidated Statements of Common Stockholders' Equity --
            Three months ended and Nine months ended
            September 30, 1998 and 1997                                   7

         Notes to Consolidated Financial Statements                    8-16


ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations                       17-32

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk       32



                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               32

ITEM 5.  Other Information                                            33-36

ITEM 6.  Exhibits and Reports on Form 8-K                                37

SIGNATURES                                                               37

                       PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                     CORDANT TECHNOLOGIES INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                  Three Months Ended         Nine Months Ended
                                                     September 30               September 30
                                               ---------------------------------------------------
                                                  1998         1997           1998         1997
--------------------------------------------------------------------------------------------------
Net sales                                        $595.0       $237.7        $1,786.4      $719.9

Operating expenses:
     Cost of sales                                451.4        190.5         1,359.5       588.8
     Selling, general and administrative           46.8         19.0           160.1        54.9
     Research and development                       6.0          2.4            22.5         9.4
--------------------------------------------------------------------------------------------------
        Total operating expenses                  504.2        211.9         1,542.1       653.1

Income from operations                             90.8         25.8           244.3        66.8

Equity income of affiliates                          .1         11.0              .4        31.0
Interest income                                     4.3          1.7            10.9         5.1
Interest expense                                   (8.2)         (.3)          (21.0)        (.8)
Other, net                                         (1.6)         (.2)           (3.3)       (1.0)
--------------------------------------------------------------------------------------------------
Income before income taxes and
     minority interest                             85.4         38.0           231.3       101.1
Income taxes                                       32.9          9.4            86.3        28.0
--------------------------------------------------------------------------------------------------
Income before minority interest                    52.5         28.6           145.0        73.1
Minority interest                                 (14.0)          --          (32.6)          --
--------------------------------------------------------------------------------------------------
Net income                                       $ 38.5       $ 28.6        $  112.4      $ 73.1
==================================================================================================

Net Income per share:
     Basic                                       $ 1.05       $  .78        $   3.08      $ 2.00
     Diluted                                     $ 1.03       $  .76        $   2.99      $ 1.95
==================================================================================================
Dividends per share                              $  .10       $  .085       $    .30      $ .285
==================================================================================================

In 1998,  Cordant  Technologies  Inc.  consolidated  the  financial  statements  of its 62  percent ownership in Howmet  International Inc. Prior to December 1997, Cordant  Technolgies Inc.'s then 49 percent ownership interest in Howmet International Inc. was accounted for under the equity method.

See notes to consolidated financial statements.



                                   CORDANT TECHNOLOGIES INC
                           CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                        (IN MILLIONS)

                                                         September 30          December 31
                                                            1998                  1997
--------------------------------------------------------------------------------------------
Assets

Current assets
   Cash and cash equivalents                              $   29.0              $   45.6
   Receivables                                               291.1                 235.7
   Inventories                                               252.3                 240.2
   Deferred income taxes and prepaid expenses                 56.7                  50.5
   Restricted trust (a)                                      726.9                    --
--------------------------------------------------------------------------------------------
      Total current assets                                 1,356.0                 572.0

Property, plant and equipment, at cost
   less allowances for depreciation                          655.7                 550.4

Other assets
   Restricted trust (a)                                         --                 716.4
   Costs in excess of net assets of businesses
      acquired, net                                          565.6                 400.3
   Patents and other intangible assets, net                  123.3                 131.6
   Other noncurrent assets                                   111.5                 102.7
--------------------------------------------------------------------------------------------
      Total other assets                                     800.4               1,351.0
--------------------------------------------------------------------------------------------
      Total assets                                        $2,812.1              $2,473.4
============================================================================================

(a)  The Restricted  Trust holds a note  receivable from Pechiney S.A. and related letters of credit that secure Pechiney S.A.'s  agreement to repay the Pechiney Notes due January 2,
     1999.  Management  believes  that it is  extremely  remote that the Company will use any assets other than those in the Restricted  Trust to satisfy any payments  related to the
     Pechiney  Notes (See footnote  entitled  "Restricted  Trust and Related  Pechiney  Notes
     Payable.")

See notes to consolidated financial statements.


                                       CORDANT TECHNOLOGIES INC.
                                CONSOLIDATED BALANCE SHEETS (UNAUDITED)
                                             (IN MILLIONS)

                                                                September 30     December 31
                                                                   1998             1997
----------------------------------------------------------------------------------------------
Liabilities and stockholders' equity

Current liabilities
   Short-term debt                                                $   72.3        $    8.2
   Accounts payable                                                  115.2           121.8
   Accrued compensation                                               82.2            79.5
   Other accrued expenses                                            215.1           174.5
   Pechiney notes (a)                                                726.9              --
----------------------------------------------------------------------------------------------
      Total current liabilities                                    1,211.7           384.0

Noncurrent liabilities
   Accrued retiree benefits                                          167.6           163.9
   Deferred income taxes                                              47.4            44.8
   Accrued interest and other noncurrent liabilities                 190.4           186.9
   Long-term debt                                                    415.0           325.9
   Pechiney notes (a)                                                   --           716.4
----------------------------------------------------------------------------------------------
      Total noncurrent liabilities                                   820.4         1,437.9

Minority interest                                                    134.5           101.0
Stockholders' equity
   Common stock (par value $1.00 per share)
      Authorized - 200 shares
      Issued - 41.1 shares at September 30, and 20.5                  41.1            20.5
          shares at December 31, (includes treasury shares)
   Additional paid-in capital                                         47.4            46.0
   Retained earnings                                                 632.8           552.0
   Accumulated other comprehensive income                             (1.7)           (3.5)
----------------------------------------------------------------------------------------------
                                                                     719.6           615.0
   Less common stock in treasury, at cost
      4.6 shares, September 30, 1998 and
      2.2 shares, December 31, 1997                                  (74.1)          (64.5)
----------------------------------------------------------------------------------------------
          Total stockholders' equity                                 645.5           550.5
----------------------------------------------------------------------------------------------
          Total liabilities and stockholders' equity            $  2,812.1      $  2,473.4
==============================================================================================

(a)  The Restricted  Trust holds a note  receivable  from Pechiney S.A. and related  letters of credit that secure  Pechiney  S.A.'s  agreement to repay the Pechiney Notes due January 2,
     1999. Management believes that it is extremely remote that the Company will use any assets other than those in the Restricted  Trust to satisfy any payments  related to the Pechiney
     Notes (See footnote entitled "Restricted Trust and Related Pechiney Notes Payable.")

See notes to consolidated financial statements.


                                    CORDANT TECHNOLOGIES INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                          (IN MILLIONS)

                                                                          Nine Months Ended
                                                                             September 30
                                                                     --------------------------
                                                                           1998         1997
-----------------------------------------------------------------------------------------------

Operating Activities
Net income                                                               $ 112.4       $ 73.1
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Minority interest                                                     32.6          --
      Depreciation                                                          52.6         22.9
      Amortization                                                          22.6          8.0
      Equity income                                                          (.4)       (31.0)
      Changes in operating assets and liabilities:
          Receivables                                                      (25.0)       (31.0)
          Inventories                                                       12.9          6.6
          Accounts payable and accrued expenses                            (23.3)         2.5
          Income taxes                                                      30.8         (1.0)
          Other                                                             (8.6)        (8.1)
-----------------------------------------------------------------------------------------------
             Net cash provided by operating activities                     206.6         42.0

Investing Activities
   Acquisitions                                                           (277.0)         -
   Purchases of property, plant and equipment                              (77.9)       (16.8)
   Proceeds from disposal of assets                                          4.7          1.7
-----------------------------------------------------------------------------------------------
             Net cash used for investing activities                       (350.2)       (15.1)

Financing Activities
   Net change in short-term debt                                            62.9         (6.8)
   Issuance of long-term debt                                              336.6          8.0
   Repayment of long-term debt                                            (254.2)         (.1)
   Dividends paid                                                          (11.0)       (10.5)
   Purchase of common stock for treasury                                   (12.9)        (7.9)
   Stock option transactions                                                 4.7          5.9
-----------------------------------------------------------------------------------------------
             Net cash provided by (used for) financing activities          126.1        (11.4)

Foreign currency rate changes                                                 .9          -
-----------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                           (16.6)        15.5
Cash and cash equivalents at beginning of year                              45.6         32.7
-----------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                $ 29.0       $ 48.2
===============================================================================================

In 1998,  Cordant  Technologies  Inc.  consolidated  the financial  statements of its 62 percent ownership interest in Howmet  International  Inc. Prior to December 1997,  Cordant  Technologies
Inc.'s then 49 percent ownership  interest in Howmet  International Inc. was accounted for under the equity method.

See notes to consolidated financial statements.



                                                 CORDANT TECHNOLOGIES INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                       (IN MILLIONS)

                                                                                             Accumulated
                                                         Additional                             Other           Total
                                                Common    Paid-In    Retained   Treasury    Comprehensive   Stockholders'
                                                Stock     Capital    Earnings    Stock          Income          Equity
--------------------------------------------------------------------------------------------------------------------------
Three months ended September 30
-------------------------------
Balance, June 30, 1997                          $20.5      $44.7      $514.3     $(58.4)                         $521.1
Comprehensive income
   Net income                                                           28.6                                       28.6
                                                                                                               -----------
      Total comprehensive income                                                                                   28.6
                                                                                                               ===========
Dividends paid                                                          (3.7)                                      (3.7)
Treasury stock purchases (.2 shares)                                               (7.9)                           (7.9)
Stock options exercised and related
   income tax benefits (.1 shares)                           1.3                    1.6                             2.9
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                     $20.5      $46.0      $539.2     $(64.7)                         $541.0
==========================================================================================================================
Balance, June 30, 1998                          $41.1      $46.8      $598.0     $(72.5)        $(3.9)           $609.5
Comprehensive income
   Net income                                                           38.5                                       38.5
      Other comprehensive income
        Cumulative translation adjustment                                                         2.2               2.2
                                                                                                               -----------
      Total comprehensive income                                                                                   40.7
                                                                                                               ===========
Dividends paid                                                          (3.7)                                      (3.7)
Treasury stock purchases (.1 shares)                                               (2.1)                           (2.1)
Stock options exercised and related
   income tax benefits (.1 shares)                            .6                     .5                             1.1
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                     $41.1      $47.4      $632.8     $(74.1)        $(1.7)           $645.5
==========================================================================================================================
Nine months ended September 30
------------------------------
Balance, December 31, 1996                      $20.5      $44.3      $476.6     $(61.0)                         $480.4
Comprehensive income
   Net income                                                           73.1                                       73.1
                                                                                                               -----------
      Total comprehensive income                                                                                   73.1
                                                                                                               ===========
Dividends paid                                                         (10.5)                                     (10.5)
Treasury stock purchases (.2 shares)                                               (7.9)                           (7.9)
Stock options exercised and related
   income tax benefits (.2 shares)                           1.7                    4.2                             5.9
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1997                     $20.5      $46.0      $539.2     $(64.7)                         $541.0
==========================================================================================================================
Balance, December 31, 1997                      $20.5      $46.0      $552.0     $(64.5)        $(3.5)           $550.5
Comprehensive income
   Net income                                                          112.4                                      112.4
      Other comprehensive income
        Cumulative translation adjustment                                                         1.8               1.8
                                                                                                               -----------
      Total comprehensive income                                                                                  114.2
                                                                                                               ===========
Dividends paid                                                         (11.0)                                     (11.0)
Stock Split (2.2 treasury shares and
   20.6 common shares)                           20.6                  (20.6)
Treasury stock purchases (.3 shares)                                              (12.9)                          (12.9)
Stock options exercised and related
   income tax benefits (.1 shares)                           1.4                    3.3                             4.7
--------------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                     $41.1      $47.4      $632.8     $(74.1)        $(1.7)           $645.5
==========================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation
---------------------

On May 5, 1998, Thiokol Corporation changed its corporate name to Cordant Technologies Inc. (the Company). Two of the Company's three business segments have retained their names (Huck International, Inc., and Howmet International Inc.), the Propulsion Group is now called Thiokol Propulsion and operates as a division of the Company, and all are referred to as a part of Cordant Technologies.

The Company's Board of Directors amended the bylaws of the Company and changed the fiscal year-end from June 30 to a calendar year. This change is being made effective with this report which will cover the three-month and nine-month periods ending September 30. All historical information in this report has been prepared to conform to a calendar year presentation. The change by the Company was made to coordinate Cordant and Howmet International Inc. (Howmet) reporting periods and to reduce the confusion that accompanies a fiscal year versus a calendar year. Howmet reports separately on a calendar year basis.

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at December 31, 1997 reflects the Company's unaudited consolidated balance sheet at that date. The Company increased its ownership in Howmet International Inc. (Howmet) from 49 percent to 62 percent on December 2, 1997. Accordingly, Howmet's earnings, cash flows, and balance sheet at September 30, 1998, have been consolidated with the Company's. As a result, operating results for the current year include Howmet earnings reported on a consolidated basis, while the prior year results include Howmet earnings on an equity basis through November 1997. Minority interest in income and equity is also reported in the current year for the 38 percent of Howmet the Company does not own. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information for the respective periods is difficult and may not be relevant. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 1998, are not necessarily indicative of the results to be expected for the year ending December 31, 1998. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Notice of Annual Meeting and Proxy Statement, Exhibit B, incorporated by reference in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

Certain reclassifications were made to the 1997 financial statements to conform with the 1998 presentation.

Receivables
-----------

The components of receivables are as follows:

                                                           September 30       December 31
(in millions)                                                  1998              1997
------------------------------------------------------------------------------------------
Trade Receivables:
  Trade accounts receivable                                   $169.5            $147.2
   Retained receivables                                          41.7              20.2
   Allowance for doubtful accounts                               (7.5)             (6.3)
------------------------------------------------------------------------------------------
   Total Trade Receivables                                      203.7             161.1
 Receivables under U.S. Government contracts
    and subcontracts                                             87.4              74.6
------------------------------------------------------------------------------------------
                                                               $291.1            $235.7
==========================================================================================

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

Cost management award fees totaling $115.8 million, at September 30, 1998, have been recognized on the current Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The current RSRM contract is expected to be completed during 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Trade accounts receivable primarily relate to sales to well established corporations and bad debt expense has historically been minor.


Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The $41.7 million retained receivables represents the receivables set aside to replace sold receivables in the event they are not fully collected.

Inventories
-----------

Inventories are stated at the lower of cost or market. Inventories for the fastening systems segment are determined by the first-in, first-out (FIFO) method. Inventories for the investment castings segment are determined by both the FIFO and last-in, first-out (LIFO) method.

Propulsion Systems inventories include estimated recoverable costs related to long-term fixed price contracts including direct production costs and allocable indirect costs, less related progress payments received. In accordance with industry practice, such costs include amounts that are not expected to be realized within one year. The government may acquire title to, or a security interest in, certain inventories as a result of progress payments made on contracts and programs.

The components of inventories are as follows:

                                                   September 30     December 31
(in millions)                                         1998             1997
--------------------------------------------------------------------------------
Raw materials and work-in-process                    $194.5           $168.2
Finished Goods                                         58.5             72.6
Inventoried costs related to U.S. Government
   and other long-term contracts                       25.2             27.3
Progress payments received on long-term
   contracts                                          (21.5)           (24.5)
LIFO valuation adjustment                              (4.4)            (3.4)
--------------------------------------------------------------------------------
                                                     $252.3           $240.2
================================================================================

At September 30, 1998 and December 31, 1997, inventories include $114.6 and $122.7 million, respectively, that are valued using LIFO. The LIFO valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

Jacobson Manufacturing Purchase
-------------------------------

On June 11, 1998, the Company completed the purchase of all of the common stock of Jacobson Manufacturing Company Inc. (Jacobson) for $273.6 million and assumed $7.3 million in liabilities. Jacobson manufactures high-quality, custom-designed metal parts and fasteners and precision-engineered plastic products. The acquisition of Jacobson was accounted for under the purchase accounting method. The goodwill associated with the purchase is being amortized over 40 years using the straight-line method. Jacobson's results of operations are included in the consolidated results of the Company with the fastening systems segment.

Purchase of Howmet International Inc.
-------------------------------------
On December 13, 1995, the Company and The Carlyle Group (Carlyle), a private merchant bank, formed a jointly owned company, Howmet International Inc., to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owned 51 percent and Cordant Technologies owned 49 percent of the Howmet common stock. The Company's initial equity investment in Howmet consisted of $96 million in Howmet voting common stock, and $50 million in Howmet 9 percent paid-in-kind, non-voting, preferred stock. The Company accounted for its 49 percent minority voting common stock investment in Howmet using the equity method.

On December 2, 1997, the Company increased its ownership in Howmet to 62 percent by acquiring an additional 13 million shares of Howmet common stock for approximately $183.8 million, which included the exercise of an option for 2 million shares of common stock. Simultaneously with this transaction, Carlyle sold 15.35 million shares of Howmet common stock in an initial public offering (IPO). After the transactions, the Company, Carlyle, and the public owned approximately 62, 22.65 and 15.35 percent, respectively, of Howmet common stock. Beginning with December 1997, Howmet's results have been consolidated with Cordant Technologies'. Operating results for the current year include Howmet's earnings on a consolidated basis, while Howmet's results through November 1997 are reported under the equity method. Additional detailed financial information on Howmet is available in Howmet's Annual Report to Stockholders incorporated by reference in the Howmet's Annual Report on Form 10-K for the year ended December 31, 1997.

The following pro forma information is not necessarily indicative of the results which would have resulted had the purchase occurred at the beginning of each period presented, nor is it necessarily indicative of future results. The unaudited consolidated pro forma results of operations assuming consummation of the purchase of an additional 13 percent of Howmet common stock as of the beginning of each period are as follows:


                                                           Pro Forma
                                  ---------------------------------------------------------
                                       Three-Months Ended            Nine-Months Ended
                                          September 30                  September 30
(In millions, except per          ---------------------------------------------------------
     share data)                        1998        1997              1998         1997
-------------------------------------------------------------------------------------------
Net sales                              $595.0      $546.6           $1,786.4    $1,668.0
Net income                             $ 38.5      $ 27.8           $  112.4    $   68.5
Net income per diluted share           $ 1.03      $  .73           $   2.99    $   1.81

Restricted Trust and Related Pechiney Notes Payable
---------------------------------------------------

In 1988, Pechiney Corporation, then a wholly-owned subsidiary of Pechiney, S.A., issued indebtedness maturing in 1999 (Pechiney Notes) to third parties in connection with the purchase of American National Can Company. As a result of the acquisition, Pechiney Corporation (now named Howmet Holdings Corporation or Holdings), became a wholly-owned subsidiary of Howmet. The Pechiney Notes remained at Holdings, but Pechiney, S.A., which retained American National Can Company, agreed with Howmet to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney, S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney, S.A. note was deposited in a trust (Restricted Trust) for the benefit of Holdings. If Pechiney, S.A. fails to make any payments required by its note, the trustee under the Restricted Trust (Trustee) has irrevocable letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Banque Nationale de Paris (BNP), a French bank which has an A+ credit rating from Standard and Poor's Ratings Group (S&P), to draw upon to make such payments. In the event there is an impediment to a draw under the BNP letters of credit held by the Trustee, the Trustee has substantially identical "back-up" letters of credit in the aggregate amount of $772 million issued to the Restricted Trust by Caisse Des Depots et Consignations, a French bank which has an AAA credit rating from S&P. In addition, the holders of the Pechiney Notes have a third set of letters of credit (also issued by BNP), which can be drawn upon by such holders in the event that principal and/or interest payments on the Pechiney Notes are not made. Pechiney S.A. is solely responsible as reimbursement party for draws under the various letters of credit referenced above, and by agreement with the banks, neither Holdings nor Howmet has any responsibility therefor. However, Holdings remains liable as the original issuer of the Pechiney Notes in the event that Pechiney, S.A. and both banks fail to meet their obligations under their respective letters of credit. Management believes that it is extremely remote that Howmet will be required to use any of its assets other than those in the Restricted Trust to satisfy any payments due on or in connection with the Pechiney Notes. Upon repayment of the Pechiney Notes, the Restricted Trust terminates and any assets of the Restricted Trust are to be returned to Pechiney, S.A.

The Pechiney Notes are due on January 2, 1999, and may not be prepaid prior to that date. Interest is at three-month London Interbank Offered Rates (LIBOR), plus 25 basis points (6.02 percent for the quarter ended September 30, 1998). Interest is paid quarterly and was paid shortly after the end of the quarter. Interest expense on these notes was $32.4 million for the nine-months ended September 30, 1998. Interest income from the Restricted Trust for that period was equal to the interest expense, and is netted in the financial statements.

Earnings per share
------------------

In 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share." SFAS No. 128 replaced the previously reported "primary and fully diluted earnings per share" with "basic and diluted earnings per share." Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. However, due to the limited dilutive impact, diluted earnings per share approximate the Company's previously reported primary earnings per share. All earnings per share amounts for all periods are presented to conform to the SFAS No. 128 requirements. All earnings per share discussions are based on a "diluted" earnings per share basis.

The following table sets forth the computation of basic and diluted earnings per share:

                                                Three-Months Ended     Nine-Months Ended
                                                   September 30           September 30
                                                -----------------------------------------
(In millions, except per share data)              1998      1997        1998       1997
-----------------------------------------------------------------------------------------
Numerator
---------

   Income before minority interest and
      extraordinary item                         $52.5     $28.6       $145.0     $73.1
   Minority interest                             (14.0)       --        (32.6)       --
-----------------------------------------------------------------------------------------
   Numerator for basic and diluted
      earnings per share                         $38.5     $28.6       $112.4     $73.1
=========================================================================================
Denominator
-----------

   Denominator for basic earnings per
      share -- weighted-average shares            36.5      36.6         36.5      36.6
   Effect of dilutive securities
      Employee stock options                       1.0       1.1          1.0       1.0
-----------------------------------------------------------------------------------------
 Denominator for diluted earnings per
      share -- weighted-average shares
      and assumed exercises                       37.5      37.7         37.5      37.6
-----------------------------------------------------------------------------------------

Net income per share:
   Basic                                         $1.05     $ .78        $3.08     $2.00
   Diluted                                       $1.03     $ .76        $2.99     $1.95
=========================================================================================

Environmental Matters
---------------------

The Company's Propulsion and Fastening Systems segments' estimated liability for all environmental remediation is $21 million. This amount is classified in "other accrued expenses" and "accrued interest and other noncurrent liabilities."

The Company continues to be involved with two Environmental Protection Agency (EPA) superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act in Morris County, New Jersey. These sites were operated about thirty years ago by the Company for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site. At this site, the Company's estimated cost for response costs, site remediation, and future operation and maintenance costs is $4.8 million, of which approximately $1.4 million is estimated to be spent during 1999. In 1996, the Company negotiated a consent decree with the State of New Jersey for the Rockaway Township Well Field Site. At this site, the Company's estimated cost for response costs, site remediation, and future operations and maintenance costs is $4.6 million, of which approximately $1.2 million is estimated to be spent during fiscal year 1999. Jacobson, acquired by Huck in June 1998, is involved in a superfund site at Tempe, Arizona. Pursuant to the terms of a five-year environmental indemnity contained in the Stock Purchase Agreement between Huck and Seller, Huck is responsible for the first $2 million in environmental liabilities, the Seller is responsible for environmental liabilities from $2 to $6 million; Huck and Seller share the expense of environmental liabilities 50-50 in excess of $6 million but less than $10 million.

Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, N.J. plant which will require remediation. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. Howmet has recorded a $2 million long-term liability for this plant. Besides the above-mentioned remediation work required at Howmet's Dover, N.J. plant, liabilities exist for clean-up costs associated with hazardous types of materials at nine other on-site and off-site waste disposal facilities. Howmet has been, or may be, named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws at these locations. At September 30, 1998, $4 million of accrued environmental liabilities are included in the consolidated balance sheet for these nine sites. The indemnification discussed below applies to the costs associated with the Dover, N.J. and the nine other locations.

In connection with the Howmet acquisition, Pechiney, S.A. (Howmet's previous owner) indemnified Howmet for environmental liabilities relating to Howmet and stemming from events occurring or conditions existing on or prior to the acquisition, to the extent that such liabilities exceed a cumulative $6 million. Once the above described liabilities exceed $6 million, it is highly probable that Pechiney, S.A. will be responsible for reimbursing Howmet for those costs, pursuant to this indemnification. The Company believes that any liability exceeding amounts recorded will not have a material adverse effect on the Company's future results of operations or financial position.

In addition to the above environmental matters, and unrelated to Howmet operations, Howmet and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $21.3 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in past governmental costs and future remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such liabilities. In connection with these environmental matters, Howmet has recorded a $31.3 million liability which is classified in "accrued interest and other noncurrent liabilities," and an equal $31.3 million receivable from Pechiney, S.A. which is classified in "other noncurrent assets." Pechiney, S.A. is currently funding such amounts related to these liabilities.


Accounting Standards
--------------------

In June 1997, the FASB issued SFAS No. 130 "Reporting Comprehensive Income." The Company has adopted this new standard effective with this report. SFAS No. 130 requires the Company to report comprehensive income, which is net income plus other comprehensive income. The Company's only item included in other comprehensive income is its changes in foreign currency translation adjustments. SFAS No. 130 also requires the Company to report accumulated other comprehensive income in the stockholders' equity section of the consolidated balance sheet. The adoption of SFAS No. 130 does not change the amount reported as net income nor the total amount of stockholders' equity; however, it does change the presentation of stockholders' equity. The amount previously presented as "cumulative translation adjustment" in the stockholders' equity section of the consolidated balance sheets is now captioned "accumulated other comprehensive income". Prior financial statements have been changed to conform to the requirement of SFAS No. 130.

In June 1997, the FASB issued SFAS No. 131 "Disclosures about Segments of an Enterprise and Related Information." The Company will adopt this statement in its report on 10K for the period ended December 31, 1998.

In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." This statement revises employers' disclosures about pensions and other postretirement benefit plans. It does not change the measurement or recognition of those plans. This statement is effective for fiscal years beginning after December 15, 1997, and will be adopted by the Company in its annual report for its newly adopted calendar year 1998. Adoption of SFAS No. 131 and SFAS No. 132 is not expected to have a significant impact on the Company's financial statements.

In June 1998, FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet determined what the effect of SFAS No. 133 will be on the earnings and financial position of the Company. This statement is effective for fiscal years beginning after June 15, 1999. The Company expects to adopt the new statement beginning on January 1, 2000.


Stock Split
-----------

On January 22, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend payable March 13, 1998, for each stockholder of record on February 27, 1998. A regular quarterly dividend of $.10 per common share, reflecting the split, was also declared payable March 13, 1998, for each stockholder of record on February 27, 1998. All earnings per share amounts for all periods presented reflect the stock split. The stock split affected the stockholders' equity section of the balance sheet in the current year due to reclassifying the par value amount of the common shares issued from retained earnings to common stock.


Branford Closure and Relocation
-------------------------------

The Company announced the closing and relocation of assets at its Branford, Connecticut industrial fastener plant to the Company's Waco, Texas plant. The Branford closure will result in reduced fixed costs and allow utilization of available capacity in Waco. The Company's third quarter results include a $3 million pre-tax charge for the plant closing. Future periods are expected to include $1.5 million in relocation expenses. A small number of key employees will be relocated to Waco. The relocation is expected to be completed by March 31, 1999.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

The Company's Board of Directors amended the bylaws of the Company and changed the fiscal year-end from June 30 to a calendar year. This change is being made effective with this report which will cover the three-month and nine-month periods ending September 30. All historical information in this report has been prepared to conform to a calendar year presentation. The change by the Company was made to coordinate Cordant and Howmet International Inc. (Howmet) reporting periods and to reduce the confusion that accompanies a fiscal year versus a calendar year. Howmet reports separately on a calendar year basis.

On May 5, 1998, Thiokol Corporation changed its corporate name to Cordant Technologies Inc. (the Company). Two of the Company's three business segments have retained their names (Huck International, Inc., and Howmet), the Propulsion Group is now called Thiokol Propulsion and operates as a division of the Company, and all are referred to as a part of Cordant Technologies.


Results of Operations
---------------------

The Company increased its ownership in Howmet from 49 percent to 62 percent on December 2, 1997. Accordingly, beginning in December, Howmet's earnings, cash flows, and the balance sheet for Howmet have been consolidated with the Company's. As a result, operating results for the current year include Howmet earnings reported on a consolidated basis while the prior year includes Howmet earnings on an equity basis through November 1997. Minority interest in income and equity is also reported, in the current year, for the 38 percent of Howmet the Company does not own. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information for the respective periods is difficult and may not be relevant. In order to facilitate an understanding of the Company's data, separate Howmet comparative data and analysis have been included below for the respective periods being reported.

The Company has adopted Statement of Financial Accounting Standard No. 128 "Earnings per Share," discussed in the notes to the financial statements above. All of the following discussion reflects diluted earnings per share, which approximates the primary earnings per share method previously reported by the Company. All earnings per share amounts have been adjusted for the two-for-one stock dividend on March 13, 1998.


Income for the Third Quarter

Net income for the third quarter ended September 30, 1998, was $38.5 million, or $1.03 per share, an increase of 35 percent, compared to the prior year's quarter net income of $28.6 million or $.76 per share. The current quarter's net income included a Stock Appreciation Rights (SAR) benefit at Howmet of $2.9 million or $.08 per share, resulting from recent Howmet stock price declines, and tax interest income of $1.8 million, or $.05 per share. Net income also included a two-percent retroactive tax rate reduction at Howmet for the current calendar year primarily for research and development credits of $1.6 million, or $.05 per share, and an after-tax charge of $1.8 million, or $.05 per share in the fastener segment for closing and relocating the Branford facility's assets. The prior year net income included Howmet SAR expense of $1.4 million or $.04 per share. Excluding the unusual items listed above, and SAR benefit and expense for both periods, net income increased 13 percent over the prior year quarter.

The SAR benefit was caused by a decline in Howmet's common stock price. Compensation expense increases or decreases (benefit) as the market value of the stock fluctuates, and also is determined based on employee SAR vesting to date. At September 30, 1998, Howmet's common stock price was $11.625 compared to $15 per share at June 30, 1998, which resulted in the $2.9 million, or $.08 per share benefit to the Company. SAR benefit or expense is recognized each quarter based on the market value at the end of the quarter compared to the market price at the previous quarter end except for fluctuations above $15 per share (the ceiling limit).

Summary  unaudited   financial   information  for  the  three-months  ended
September 30 follows:


                                                                     Dollar       Percent
 (in millions, except per share data)         1998        1997       Change       Change
-------------------------------------------------------------------------------------------

 Sales:
 Propulsion systems                           $147.0      $159.3     $(12.3)        (8)
 Fastening systems                             116.4        78.4       38.0         48
 Investment castings                           331.6          --      331.6         --
 ------------------------------------------------------------------------------------------
    Total sales                               $595.0      $237.7     $357.3        150
===========================================================================================

Operating income:
 Propulsion systems                           $ 19.4      $ 18.7     $   .7          4
 Fastening systems                              14.8         9.0        5.8         64
 Investment castings                            61.6          --       61.6         --
 Unallocated corporate expense                  (5.0)       (1.9)      (3.1)      (163)
-------------------------------------------------------------------------------------------
     Total operating income                     90.8        25.8       65.0        252

 Equity income of affiliates                      .1        11.0      (10.9)       (99)
 Interest income                                 4.3         1.7        2.6        153
 Interest expense                               (8.2)        (.3)      (7.9)    (2,633)
 Other, net                                     (1.6)        (.2)      (1.4)      (700)
 Income taxes                                  (32.9)       (9.4)     (23.5)      (250)
-------------------------------------------------------------------------------------------
     Income before minority interest            52.5        28.6       23.9         84
 Minority interest                             (14.0)         --      (14.0)        --
-------------------------------------------------------------------------------------------
     Net income                               $ 38.5      $ 28.6     $  9.9         35
===========================================================================================

Net income per share:
     Basic                                    $ 1.05      $  .78     $  .27         35
     Diluted                                  $ 1.03      $  .76     $  .27         36

Selected Unaudited Financial Data
For the Quarter Ended 9/30/98

                                                             1998                 1997 (a)
                                            ----------------------------------   ----------
(in millions)                                Cordant     Howmet   Consolidated     Cordant
-------------------------------------------------------------------------------------------
Net cash provided by operating activities    $  (.1)     $74.3        $74.2         $7.2
Capital expenditures                           (8.9)     (18.9)       (27.8)        (3.1)
Dividends                                      (3.7)        --         (3.7)        (3.7)
-------------------------------------------------------------------------------------------
   Free Cash flow                            $(12.7)     $55.4        $42.7         $ .4
===========================================================================================

(a)  Howmet results were consolidated starting in December 1997.


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER


Propulsion Systems

Propulsion Systems sales for the quarter decreased 8 percent compared to the prior year, primarily as a result of reduced activity in the commercial launch motor programs and cost containment initiatives on the cost plus contract of the Space Shuttle Reusable Solid Rocket Motor (RSRM) program. Propulsion Systems' operating income increased 4 percent from the prior year's quarter due to a retroactive rate increase in the cost management incentive fee in the RSRM program, and higher Missile Defense program sales and margins. Operating margins increased to 13.2 percent in the current quarter from 11.7 percent last year.

During the quarter, the RSRM contract accounted for approximately 16 percent of consolidated net sales and 15 percent of consolidated operating income. Current year RSRM sales are expected to approximate the prior year's sales. The current NASA cost-plus-award-fee contract provides for Company production of the Space Shuttle solid rocket motors through 2001. The Company is negotiating a follow-on contract which would extend the program into 2005.


Fastening Systems

Fastening Systems sales for the quarter increased $38 million or 48 percent over the same period last year. Sales increased 5 percent over the prior year's quarter, excluding the additional sales provided by Jacobson Manufacturing Company Inc., (Jacobson) which was acquired in June 1998. Aerospace sales increased $2.8 million over the prior year. Industrial sales increased $35.2 million over the prior year primarily due to the additional sales provided by Jacobson. Industrial sales increased 3 percent excluding the additional sales provided by Jacobson.

Operating income for the current quarter increased $8.8 million over the prior year's quarter, excluding a $3 million pre-tax Branford plant closing and relocation charge. Operating income increased 40 percent over the prior year's quarter excluding both the Branford relocation charge and the increased income provided by Jacobson. Industrial income increased $5.8 million, while aerospace income increased $3 million over the prior year. Fastening Systems margins increased to 12.7 percent (15.3 percent excluding the Branford charge) compared to 11.5 percent last year. Operating margins continue to benefit from continuing cost control initiatives, and lean manufacturing practices.

The Company announced the closing and relocation of assets at its Branford, Connecticut industrial fastener plant to the Company's Waco, Texas plant. The Branford closure will result in reduced fixed costs and allow utilization of available capacity in Waco. The Company's third quarter results include a $3 million pre-tax charge for the plant closing. Future periods are expected to include $1.5 million in relocation expenses. A small number of key employees will be relocated to Waco. The relocation is expected to be completed by March 31, 1999.

Fastening  Systems   book-to-bill  ratios,  which  are  orders  divided  by
shipments, for the quarter ended September 30, were as follows:


                              1998                1997
----------------------------------------------------------------

Aerospace                      .70                1.29
Industrial                     .91                 .99
Total                          .83                1.15


The above ratios indicate a softening in the aerospace market which may impact the future sales of Huck aerospace products.


Investment Castings

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock, increasing the Company's ownership percentage to 62 percent. The current quarter includes consolidated Howmet results, while the prior year through November 1997, includes Howmet results using the equity method. The following unaudited information summarizes Howmet's results, including the 38 percent minority share, before consolidation for the three-months ended September 30:


(in millions)                   1998                          1997
---------------------------------------------------------------------------

Net sales                      $331.6                       $309.0
Cost of goods sold              239.7                        228.4
Gross profit                     91.9                         80.6
Operating income                 62.6                         40.0
Net income                     $ 38.1                       $ 21.2
===========================================================================

Following is a reconciliation of Howmet's contribution to the Company's income for the three-months ended September 30:


 (in millions)                                                 1998                 1997
-----------------------------------------------------------------------------------------------
Howmet net income                                             $38.1                $21.2
Less preferred paid-in-kind dividend                           (1.4)                (1.3)
-----------------------------------------------------------------------------------------------
Income available to common shareholders                        36.7                 19.9
-----------------------------------------------------------------------------------------------
Company's interest in Howmet income                            22.8                  9.7
Add preferred paid-in-kind dividend                             1.4                  1.3
-----------------------------------------------------------------------------------------------
Howmet's contribution to the Company's
     income                                                   $24.2                $11.0
-----------------------------------------------------------------------------------------------


Howmet's sales increased 13 percent on a comparable basis with the prior year, adjusting for the sale of its refurbishment business, which was completed in September 1997. The sales increase came from both the commercial aircraft engine and industrial gas turbine (IGT) markets.

Howmet's earnings were $38.1 million for the quarter, an 80 percent increase from $21.2 million in the prior year's quarter. Income benefited from higher sales and a $3.7 million after-tax reduction of interest expense. The current quarter includes a $5 million after-tax SAR benefit that may reverse in future periods, as well as a two-percent retroactive tax rate reduction at Howmet for the current calendar year of $2.9 million. The prior year net income included SAR expense of $3.1 million, and a retroactive income tax rate reduction of $3.5 million. Excluding the SAR benefit and expense and retroactive income tax rate reductions for both quarters, net income increased 48 percent over the prior year.

Income Year-To-Date

Net Income for the nine-months ended September 30, 1998, was $112.4 million or $2.99 per share, a 54 percent increase compared to $73.1 million or $1.95 per share last year. Net income for the nine-month period included federal income tax and interest refunds of $5.3 million or $.14 per share, and a $1.8 million or $.05 per share charge in the fastener segment for closing and relocating the Branford facility's assets. Net income for the nine-month period also included a SAR benefit at Howmet of $1 million or $.03 per share. As previously discussed, this SAR benefit may reverse in the future. The prior year's net income included tax interest income of $1.1 million or $.02 per share and $5.9 million or $.16 per share of Howmet SAR expense. Excluding the unusual items and SAR benefit and expense listed above, net income increased 39 percent over the prior year period.

Summary unaudited financial information for the nine-months ended September 30 follows:

                                                                              Dollar       Percent
 (in millions, except per share data)                  1998        1997       Change        Change
----------------------------------------------------------------------------------------------------
 Sales:
 Propulsion systems                                   $  483.4    $485.3     $   (1.9)         --
 Fastening systems                                       307.3     234.6         72.7          31
 Investment castings                                     995.7        --        995.7          --
----------------------------------------------------------------------------------------------------
     Total sales                                      $1,786.4    $719.9     $1,066.5         148
====================================================================================================

 Operating income:
 Propulsion systems                                   $   60.7    $ 45.3     $   15.4          34
 Fastening systems                                        44.8      28.0         16.8          60
 Investment castings                                     154.3        --        154.3          --
 Unallocated corporate expense                           (15.5)     (6.5)        (9.0)       (138)
----------------------------------------------------------------------------------------------------
     Total operating income                              244.3      66.8        177.5         266

 Equity income of affiliates                                .4      31.0        (30.6)        (99)
 Interest income                                          10.9       5.1          5.8         114
 Interest expense                                        (21.0)      (.8)       (20.2)     (2,525)
 Other, net                                               (3.3)     (1.0)        (2.3)       (230)
 Income taxes                                            (86.3)    (28.0)       (58.3)       (208)
----------------------------------------------------------------------------------------------------
     Income before minority interest                     145.0      73.1         71.9          98
 Minority interest                                       (32.6)       --        (32.6)         --
----------------------------------------------------------------------------------------------------
     Net income                                       $  112.4    $ 73.1     $   39.3          54
====================================================================================================

 Net income per share:
     Basic                                            $   3.08    $ 2.00     $   1.08          54
     Diluted                                          $   2.99    $ 1.95     $   1.04          53


Selected Unaudited Financial Data

For the Nine-Months Ended 9/30/98

                                                               1998                            1997
                                           ----------------------------------------------  ------------
(in millions)                                Cordant      Howmet (b)     Consolidated        Cordant
-------------------------------------------------------------------------------------------------------

Net cash provided by operating activities    $ 96.2        $110.4           $206.6           $ 42.0
Capital expenditures                          (23.2)        (54.7)           (77.9)           (16.8)
Dividends                                     (11.0)           --            (11.0)           (10.5)
-------------------------------------------------------------------------------------------------------
    Free Cash flow                             62.0        $ 55.7           $117.7           $ 14.7
-------------------------------------------------------------------------------------------------------

Total Debt (a)                               $348.9        $141.2           $490.1           $ 25.7
Less cash & cash equivalents                    7.7          21.3             29.0             48.2
-------------------------------------------------------------------------------------------------------
    Net Debt (Cash) Position                 $341.2        $119.9           $461.1           $(22.5)
-------------------------------------------------------------------------------------------------------

(a)  Excludes Pechiney note payable.
(b)  Howmet results were consolidated starting in December 1997.

See Liquidity and Capital Resources.


Propulsion Systems

Propulsion Systems sales were flat for the nine-month period while income increased $15.4 million or 34%. Higher Missile Defense and Trident program sales were offset by lower sales from other programs. The higher income resulted from a retroactive rate increase in the cost management incentive fee on the RSRM contract, increased Commercial Launch Motor margins, and reduced corporate overhead allocations due to increased ownership in Howmet.


Fastening Systems

Fastening Systems sales for the nine-month period increased $72.7 million or 31 percent over last year. Sales increased 14 percent over the prior year excluding the sales provided by the Jacobson acquisition in June. Aerospace sales increased $24.2 million and industrial sales increased $48.5 million over the prior year. Industrial sales increased 7 percent excluding the additional sales provided by Jacobson. The growth reflected continued strong worldwide commercial aircraft and domestic industrial markets. Management expects future industrial sales to increase due to the access and new product lines of the Jacobson acquisition and overall growth in the industrial market, although such increases may not occur. Management believes such sales increases will more than offset an anticipated decline in aerospace sales.

Operating income for the nine-month period was $19.8 million or 71 percent higher than the prior year, excluding the $3 million Branford relocation charge in the current year. Operating income increased 48 percent excluding both the Branford relocation charge and the additional income provided by the Jacobson acquisition. Aerospace and industrial income increased $7.8 million and $12 million respectively over the prior year. Industrial income increased 57 percent excluding the additional income provided by Jacobson. Continued strong domestic aerospace and industrial markets provided the improvement. Fastening Systems margins increased to 14.6 percent (15.5 percent excluding the Branford charge) from 11.9 percent last year. The increased margins were primarily the result of volume increases, continuing cost control initiatives, and lean manufacturing practices.

Fastening  Systems   book-to-bill  ratios,  which  are  orders  divided  by
shipments, for the nine-months ended September 30, were as follows:


                                      1998                1997
--------------------------------------------------------------------------
Aerospace                             .88                 1.30
Industrial                            .97                 1.04
Total                                 .93                 1.18


The above ratios indicate a softening in the aerospace market which may impact the future sales of Huck aerospace products.


Investment Castings
-------------------

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock, increasing the Company's ownership percentage to 62 percent. The current nine-month period includes consolidated Howmet results while the prior year through November 1997, includes Howmet results on an equity basis. The following unaudited information summarizes Howmet's results, including the 38 percent minority share, before consolidation:


                                                      Nine-Months Ended
                                                         September 30
                                      -----------------------------------------------
(in millions)                                     1998                   1997
-------------------------------------------------------------------------------------
Net sales                                        $995.7                $952.0
Cost of goods sold                                730.2                 701.2
Gross profit                                      265.5                 250.8
Operating income                                  157.2                 123.0
Net income                                      $  90.0               $  59.3
-------------------------------------------------------------------------------------

Following is a reconciliation of Howmet's contribution to the Company's income for the nine-months ended September 30:


 (in millions)                                        1998           1997
--------------------------------------------------------------------------------
Howmet net income                                    $90.0          $59.3
Less preferred paid-in-kind dividend                  (4.1)          (3.8)
--------------------------------------------------------------------------------
Income available to common shareholders               85.9           55.5
--------------------------------------------------------------------------------
Company's interest in Howmet income                   53.3           27.2
Add preferred paid-in-kind dividend                    4.1            3.8
--------------------------------------------------------------------------------
Howmet's contribution to the Company's income
     before extraordinary item                       $57.4          $31.0
--------------------------------------------------------------------------------



Howmet's sales for the nine-month period increased 11 percent on a comparable basis with the prior year period, adjusting for the sale of its refurbishment business, which was sold in September 1997. The sales increase came from both the commercial aircraft engines and IGT markets. Also affecting nine-month period comparability is $9.7 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Howmet's net income for the nine-month period was $90 million, a 52 percent increase from $59.3 million last year. Net Income benefited from increased sales, operating performance, and a $9.6 million after-tax reduction of interest expense. The current period also includes a $1.7 million after-tax SAR benefit that is expected to reverse in future periods. SAR expense for the prior year was $13 million after tax. The prior year period included a $6 million after-tax benefit from a pricing settlement with a customer, which is not expected to recur.

Income Taxes
------------

The Company had an effective income tax rate of 37 percent, compared with 28 percent for the same nine-month period in the prior year. The current year higher rate is due primarily to consolidating Howmet, whose effective tax rate has been 38 percent. In addition, Cordant must continue to accrue tax at a 7 percent rate on its share of Howmet net income. The Company's effective income tax rate would have been higher if not for a reduced rate during the first six months of this calendar year resulting from a United States tax benefit related to a reorganization of investments in certain overseas operations, from the recognition of certain tax refunds, and from the return to tax profitability of European operations enabling the use of tax loss carry-forward amounts.

Other Activities
----------------

Selling, general and administrative
-----------------------------------

For the quarter and nine-months ended September 30, 1998, selling, general and administrative expenses increased $27.8 million and $105.2 million, respectively, compared to the prior year. Howmet's general and administrative expenses were $24.7 million and $94.7 million for the quarter and nine-month period, respectively and accounted for most of the increase over 1997. Goodwill amortization increased $2 and $4 million for the quarter and nine-month periods, respectively, due to the purchase of an additional 13 percent of Howmet in December, and the purchase of Jacobson in June. Fastening systems administrative expenses for the nine-month period increased due to the Branford closure and relocation charge.

Interest expense increased primarily due to the consolidation of Howmet and increased borrowings related to the 13 percent purchase of Howmet and the Jacobson acquisition.

Unallocated corporate expense increased primarily due to the consolidation of Howmet and the allocation of corporate overhead related to Howmet operations.


Asian Economic Conditions
--------------------------

The adverse Asian economic conditions caused no material impact to the Company's sales or earnings during the quarter and nine-month periods. Propulsion systems sales in Asia are minimal. The future impact to Investment castings and Fastening systems is uncertain. To the extent the Asian economic conditions impact the commercial aerospace, heavy-duty truck/trailer and IGT markets, such impact may affect the Company in the future.

RSRM Buy IV
-----------

The Company's proposal for the RSRM Buy IV contract was submitted to NASA in April 1998. The Buy IV Request for Proposal baseline requests 35 flight sets, or 70 motors, and three flight support motors with projected contract completion during 2005. Motor deliveries and periods of performance may change in negotiations. Currently, the Company anticipates follow-on contracts for RSRM motors through the life of the Space Shuttle Program.

The contract type is anticipated to be a cost-plus-incentive/award-fee, similar to the current Buy III structure. The Company believes the margins on the follow-on contract will be similar to those of the current contract, but there can be no assurance that such margins will be realized. NASA has provided the Company with long lead material procurement authorization to support a Buy IV production start in October 1998. The contract is subject to annual Congressional funding.

Stock Split
-----------

On January 22, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend payable March 13, 1998, for each stockholder of record on February 27, 1998. A regular quarterly dividend of $.10 per common share, reflecting the split, was also declared payable March 13, 1998, for each stockholder of record on February 27, 1998. All earnings per share amounts for all periods presented reflect the stock split. The stock split affected the stockholders' equity section of the balance sheet in the current year due to reclassifying the par value amount of the common shares issued from retained earnings to common stock.


Year 2000 Compliance
--------------------

The Company has a decentralized Information Systems (I.S.) function, in which each of its three major business segments operate autonomously with its own I.S. organization. The Thiokol Propulsion I.S. organization is moving toward completing a scheduled three-year Year 2000 date readiness project that addresses all major production applications supported by the propulsion systems segment. The project's objective is to identify all date-related program logic, to correct, replace or eliminate all date processing problems, and to test and implement into production the corrected application software. The project is on schedule. The project is expected to be completed by December 31, 1998, with system-wide testing activity occurring after that date. The estimated cost for the project and related purchased software is $7.5 million, of which $6.4 million has been expensed. The Thiokol Propulsion I.S. organization has requested its vendors of application or operating system software products to provide a status and commitment regarding the readiness of their respective products for the Year 2000. Most responses indicate that vendors have solutions either in place or have scheduled future versions to correct this problem. The propulsion systems procurement organization is conducting similar inquiries with major material and services suppliers regarding their respective Year 2000 initiatives.

Huck (fastening systems) uses primarily standard commercial, vendor-supported application software products. These systems can be made Year 2000 compliant by upgrading to current versions of the vendors' software products. Huck recently purchased a new Enterprise Requirements Planning (ERP) software product that is Year 2000 and Euro compliant and will be implemented at all Huck sites over the next three years. During the next nine months, approximately one-half of Huck's facilities will be converted to the new software, thereby avoiding the need to upgrade the old systems at those sites to achieve Year 2000 readiness. All remaining sites, meanwhile, will be made compliant by upgrading to current versions of the existing software products as described above. This dual approach will address all Year 2000 readiness requirements by June 30, 1999. Those costs associated with Year 2000 readiness and related software purchases are estimated at $8.6 million, of which $3 million has been expensed.

Howmet  (investment  castings)  I.S. is actively  completing  its Year 2000 readiness program. All date logic problems on its central mainframe applications and distributed server applications have been identified and remedial action to correct or replace any problematic code is currently under way. Howmet is currently reviewing its various remote plant facilities to identify and begin implementing any needed changes to both local business applications and shop floor control systems. All corrective action projects are expected to be completed by June 30, 1999. To date, no material risk of non-compliance has been identified. Howmet has also initiated formal communications with all of its significant suppliers, including raw materials, services, and computer hardware/software suppliers, and large customers to determine the extent to which Howmet's manufacturing processes and interface systems are vulnerable to those third parties' failure to resolve their own Year 2000 issues. Responses to date have indicated no significant problems.

Additionally, Howmet is installing several commercial application software products, at both their central facility and at certain plant sites, to further address their Year 2000 readiness. Howmet's total estimated Year 2000 cost is $14.6 million, of which $7.2 million has been expensed.

During 1999, all three business segments will focus on further evaluation of customer and supplier readiness, embedded processor systems, risk assessment, worst case scenarios and contingency planning. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's systems.


Euro Conversion
---------------

The Company is assessing the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, January 1, 1999
- December 31, 2001, and after full Euro conversion post July 1, 2002. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue. Enterprise Resource Planning (ERP) software being implemented at Huck as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be material. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The costs of payroll systems modifications are also undetermined. The Company expects no Euro conversion impact to its Thiokol Propulsion business segment. The Company does not expect any material impact to its contracting policies or competitive position on its three business segments as a result of the Euro conversion. The Company is reviewing the impact of the Euro conversion on its foreign exchange exposure position. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure. Until the Company completes its assessment of the Euro conversion impact, there can be no assurance that the Euro impact will not have a material impact on the overall business operations of the Company.


Liquidity and Capital Resources
-------------------------------

As previously discussed, the increase in the Company's Howmet ownership to 62 percent and subsequent consolidation in December 1997 has resulted in consolidating Howmet's cash flows with that of the Company in the current nine-month period. Howmet's results for the same nine-month period in 1997 were reported under the equity method. As a result comparison of the current year to the prior years' cash flows is difficult. As a result of Howmet's financing agreements, Howmet is limited as to the amount of dividends it can declare, which limits Cordant Technologies' access to Howmet's cash flows and resources. Separate cash flow information for Howmet has been included below for the respective periods being reported.

For the current nine-month period, net cash flows from operating activities were $206.6 million compared to $42 million for the prior year. The major source of this increase was Howmet, which had $110.4 million in net cash flows from operating activities. The current period also benefited from increased net income. The increase in depreciation and amortization over the prior year period was due primarily to the addition of Howmet. The increase in receivables was primarily due to the addition of Howmet, and to increased receivables in the Propulsion segment due to timing differences in cash receipts. Howmet's increase in receivables was due to higher sales volume, and timing differences in shipments and collections. The decrease in accounts payable and accrued expenses was also due primarily to the addition of Howmet. Howmet's decreases in accounts payable and accrued expenses resulted principally due to payment timing differences. The decrease in taxes payable was primarily due to the addition of Howmet.

Acquisition activity included $273.6 million for the purchase of Jacobson manufacturing in June, and Howmet's $3.4 million increased investment in the joint venture company, Komatsu-Howmet, Ltd. Capital spending on property, plant and equipment used $77.9 million in the current period compared to $16.8 million in the prior year. Howmet used $54.7 million in capital expenditures, mainly for capacity expansions to serve the core business as well as additional expenditures to support new products and process enhancement activities.

Financing activities for the nine-month period provided $126.1 million of cash compared to $11.4 million of cash used in the prior year period. On

March 3, 1998, the Company completed a public offering of $150 million of 6 5/8 percent senior notes due March 1, 2008. The notes were priced at 99.423 percent to yield 6.705 percent. The notes were offered pursuant to a prospectus supplement dated February 26, 1998, under the Company's $300 million shelf registration statement that has been effective since October 1996. The net proceeds from the sale of the notes were used to pay down bank debt the Company incurred in December 1997, in connection with the purchase of an additional 13 percent of Howmet International Inc. common stock and for general corporate purposes. In June, the Company borrowed $180 million to finance the purchase of Jacobson Manufacturing.

During the nine-month period, the Company repurchased 319,400 shares (adjusted for the stock split) of the Company's common stock for $12.9 million. In the prior year period, the Company repurchased 215,800 shares (adjusted for the stock split) of the Company's common stock for $7.9 million. There are approximately 2.5 million shares available for repurchase under the Company's current share repurchase authorization. The Company will repurchase shares when, and in amounts as the Company deems appropriate.

On September 30, 1998, the Company's current ratio was 1.3 excluding the Restricted Trust and the Pechiney Notes payable. The debt-to-equity ratio was 75.9 percent, excluding the Pechiney Notes payable. The debt-to-total-capital ratio was 46 percent and includes the $55 million receivables facility at Howmet. Working capital was $144.3 million, a $43.7 million decrease from December 31, 1997. The decrease in working capital primarily relates to the use of cash and increase in short term debt related to the Howmet and Jacobson acquisitions.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments and stock repurchase program for the foreseeable future.


At September 30, 1998, Cordant had $200 million in revolving credit facilities with $65 million unused. In addition, on September 30, 1998, Howmet had a $300 million revolving credit facility with $187.4 million available for additional borrowing and/or letters of credit.

A comparative cash flow statement for Howmet for the nine-month period ending September 30 follows:


                                                                              1998              1997
------------------------------------------------------------------------------------------------------
 Operating activities
 Net income                                                                  $90.0             $59.3
 Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                        44.1              51.4
         Equity income of affiliates                                           (.4)             (1.0)
         Changes in operating assets and liabilities:
             Receivables                                                     (20.1)             (8.2)
             Inventories                                                       4.1              (4.9)
             Accounts payable and accrued expenses                           (22.9)            (14.8)
             Income taxes                                                     18.9              18.6
             Long-term SAR accrual                                            (8.1)             21.0
             Other -- net                                                      4.8               2.7
------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                    110.4             124.1

 Investing activities
     Purchases of property, plant and equipment, net                         (54.7)            (32.4)
     Investment in joint venture                                              (3.4)              -
     Proceeds from sale of refurbishment business - net of tax                 -                57.5
------------------------------------------------------------------------------------------------------
                Net cash (used for) provided by investing activities         (58.1)             25.1

 Financing activities
     Net change in short-term debt                                            16.7               -
     Issuance of long-term debt                                               36.6             102.3
     Repayment of long-term debt                                            (131.0)           (264.0)
------------------------------------------------------------------------------------------------------
                Net cash used for financing activities                       (77.7)           (161.7)
------------------------------------------------------------------------------------------------------
     Foreign currency rate changes                                             1.3              (1.8)
------------------------------------------------------------------------------------------------------
 (Decrease) in cash and cash equivalents                                     (24.1)            (14.3)
 Cash and cash equivalents at beginning of period                             45.4              23.4
------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                  $21.3              $9.1
======================================================================================================

Howmet Cash Flow
----------------

Howmet net cash flows provided from operations for the nine-month period were $110.4 million compared to $124.1 million in the prior year period. Higher increases of receivables in 1998 was due to higher volume increases and timing of shipments and collections. Alloy inventory reductions in 1998 were partially offset by the effect of the higher volume level. Higher pay down of accounts payable in 1998 compared to 1997 is due to payment timing differences.

Capital expenditures in the 1998 nine-month period were $54.7 million, and are expected to be approximately $85 million for the current year. The 1998 capital expenditures are for capacity expansions needed to serve the core business, as well as additional expenditures to support new products and process enhancement activities. In August 1998, the Company announced plans to accelerate expansion of IGT capacity at three plants and to build a new aero-airfoil plant. Capital expenditures for 1999, including these capacity expansions, are expected to be approximately $115 million, although the actual amount of capital expenditures may vary.

Estimated future cash flows from operations, current financial resources and available credit facilities are expected to be adequate to fund Howmet's anticipated working capital requirements and capital expenditures for the foreseeable future.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risks since the end of the Company's June 30, 1998 fiscal year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Notice of Annual Meeting and Proxy Statement, Exhibit B, incorporated by reference in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.






PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

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

The Company's Board of Directors also amended the corporation's by-laws effective April 23, 1998, dealing with changing the fiscal year-end; scheduling and postponement of stockholder' meeting, advance notice of stockholder business and nominations; inspections and polls; and board meeting notice.

The Board of Directors of the Company amended the by-laws setting the number of directors at eleven effective August 20, 1998. This action increased the board membership from nine to eleven directors. Steven G. Lamb and David J. Lesar were elected by the Board to fill the vacancies created by the board's expansion to terms of office expiring at the 2000 annual meeting. Steven G. Lamb is President and Chief Operating Officer of Case Corporation, a manufacturer of farm and light to medium construction equipment. David J. Lesar is the president and Chief Operating Officer of Halliburton Company, a global engineering and services company.

The Company sets forth below "Cautionary Statements" for the purpose of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company Securities and Exchange Commission filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to, the following:

(i) The Company's RSRM contract for NASA's space shuttle program is subject to substantial performance and financial risks. Without cause, the contract may be terminated for the convenience of the U.S. Government ("government"). Deliveries under the contract may be delayed or extended at the election of the government. Future space shuttle launches are highly dependent upon the construction and operation of the international space station. Delays in space station components may delay launches and affect the RSRM production rates. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement to the government of fees the government has paid to the Company. The current "Buy III" contract is expected to continue until fiscal year 2001. Deliveries are expected to be completed by 1999. The Company is negotiating the Buy IV contract with expected production of thirty-five flight sets through 2005. The terms of the Company's Buy IV award fee have not been finalized, but are expected to be similar to the structure of the Buy III award fee. The profitability and cash flow of the Buy IV contract, however, may not be at current levels. NASA's privatization of the Space Shuttle Program through United Space Alliance could adversely impact the Company's RSRM contract in the out-years. NASA has also shown initial interest in developing a Liquid Fly Back Booster (LFBB) as an alternative propulsion source or as a replacement for the Company's RSRM motors.

(ii) The Company's maintenance of non-RSRM space and defense contracts including the Minuteman regrain and commercial launch vehicle programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the government or failure of such programs to be funded. The level of Minuteman production may be impacted by international treaty negotiations limiting the deployment of ICBM's. The Company's ability to successfully compete for and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management, including but not limited to, program termination, consolidation, or privatization. Other risks include the Company's ability to successfully manage current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes in a shrinking and competitive government procurement environment. Competitive propulsion systems and technologies, as well as ballistic missile surplus propulsion inventory (both domestic and foreign), can adversely impact the success of the Company's commercial launch programs and its ability to compete successfully for government strategic and tactical propulsion programs.

(iii)The products and services sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aircraft market and the phase of such cycle at any point in time. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing for their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product and manufacturing qualifications, meet the needs of its major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand, product qualification, and product substitutions by major customers. The Company's potential inability to maintain product pricing, as well as availability, delivery, and service are important risk factors.

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

(v) Additional future increases in ownership percentage of Howmet will, in part, be dependent on the favorable operational and financial performance, favorable economic conditions, price of Howmet common stock, and the availability of financing at reasonable costs and on reasonable terms from the capital markets at the time the Company exercises its option to acquire the balance of the equity ownership of Howmet from Carlyle. Significant intangible values comprise Howmet asset values, which may not be realized by stockholders, including the Company, if Howmet were sold or liquidated. Howmet remains liable as the original issuer of the Pechiney Notes, as defined in the Notes to the Company's financial statements, due to be paid in January of 1999, held in a Restricted Trust secured by Pechiney International, a French Company secured by $772 million in letters of credit issued by Banque Nationale de Paris, a French bank with a Standard & Poor's rating of A+ secured by substantially identical "back-up" letters of credit issued by Caisse des Depots et Consignations, a French bank with a Standard & Poor's AAA credit rating. In the event that Pechiney fails to meet its obligations under the Restricted Trust and both banks fail to meet their obligations under their respective letters of credit, such events, which management believes are remote, would have a material effect on Howmet's financial condition and value of the Company's 62 percent equity ownership of Howmet.

(vi) Supplier and customer product qualifications are important to the Company as a purchaser and as a supplier. As a supplier, loss or failure to maintain product or manufacturing qualifications from major customers including the government and major commercial aerospace and aircraft manufacturers and automotive original equipment manufacturers may result in loss of business for the Company. Qualified vendors, component parts, and raw materials qualifications are important to the Company in the manufacture of its products including major propulsion systems such as the RSRM. Vendors, component parts and raw materials may be limited, and the loss of a major vendor as a supplier has the potential to cause a major and material delay in production or program performance.

(vii)Raw materials used by the Company's Investment Castings and Fastening Systems segments include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. Prices of these materials can be volatile, and the Company engages in advanced purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials. For some of the supplies and raw materials it purchases, including certain metals, the Company has no fixed price contracts or arrangements. Commercial deposits of certain metals, such as cobalt, nickel, titanium, and molybdenum, that are required for the alloys used in precision castings and aircraft fasteners, are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors. Although the Company has not experienced significant shortages of its supplies and raw materials, there can be no assurance that such shortages will not occur in the future. Any such shortages or prices fluctuations could have a material adverse effect on the Company.

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

(ix) Risk factors relating to the Company's Year 2000 date readiness project are discussed in Management's Discussion and Analysis on page 27 and are incorporated by reference herein.

(x) Risk factors relating to the Company's Euro conversion project are discussed in Management's Discussion and Analysis on page 28 and are incorporated by reference herein.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibits
--------

     Exhibit (3) (ii)     Amendment to By-Laws setting the number of
                          directors at eleven
     Exhibit 27.1         Financial Data Schedule


Reports on Form 8-K
-------------------

The Company filed two reports on Form 8-K during the quarter ending September 30, 1998. On July 9, 1998, a Form 8-K was filed. Included therein was Item 5, "Other Events", announcing the change of the Company's corporate headquarter's principal place of business and Item 8, "Change in Financial Year" from June 30 to December 31. Unaudited historical financial statements without footnotes were included. On August 4, 1998, a Form 8-K was filed. Included therein was Item 5, "Other Events", containing the text of the news release issued August 4, 1998 announcing earnings for the quarter and fiscal year-end June 30, 1998. Summary financial information was included.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      CORDANT TECHNOLOGIES INC.
                                      (Registrant)



Date:  October 19, 1998               /s/   Richard L. Corbin
                                      ------------------------------
                                      Richard L. Corbin, Senior Vice
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)



                                       /s/  Michael R. Ayers
                                       ------------------------------
                                       Michael R. Ayers,
                                       Vice President and Controller
                                       (Principal Accounting Officer)