Form 10-K405
period 1998-12-31
CORDANT TECHNOLOGIES INC
filed 1999-03-25
CIK 68366

--------------------------------------------------------------------------------
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998

                                      OR

[X] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-6179
                           CORDANT TECHNOLOGIES INC.
     Incorporated in the State of Delaware    IRS Employer Identification
                                                     No. 36-2678716
                          Principal Executive Offices
           15 W. South Temple, Suite 1600, Salt Lake City, UT 84101
                       Telephone Number:  (801) 933-4000

Securities registered pursuant to Section 12(b) of the Act:

         Title of Each Class                            Name of Each Exchange
-------------------------------------------             On Which Registered
       Common Stock, par value                        -----------------------
           $1.00 per share                            New York Stock Exchange
    Common Stock Purchase Rights                      Chicago Stock Exchange


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]  No [ ]

     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on February 26, 1999, ($38.6875 per share):
$1,412,154,412

     Number of shares of Common Stock outstanding as of February 26,1999:
36,578,820

                      DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of Proxy Statement, Financial Information for the fiscal year ended December 31, 1998: Parts I, II, and IV.
1. Portions of definitive Proxy Statement dated March 26, 1999: Parts III and
   IV.
--------------------------------------------------------------------------------

                                     PART I
ITEM 1.  BUSINESS

     Cordant Technologies Inc., a Delaware corporation, (the "Company") operates in three business segments. Thiokol Propulsion is a leading producer of high technology solid rocket motors for space, defense and commercial launch applications. Huck International, Inc. ("Huck"), a wholly owned subsidiary of the Company, is a major supplier of precision fastening systems for aerospace and industrial markets worldwide and custom injection molded plastic products. The Company's 84.65 percent/1/ owned subsidiary, Howmet International Inc. ("Howmet"), is a leading manufacturer of investment cast turbine engine components for jet aircraft and industrial gas turbine power generation markets, as well as a leading producer of aluminum investment castings for commercial aerospace and defense electronics industries.

     Originally formed in 1930, the Company has operated in various forms including a division of Morton Thiokol, Inc. In 1989, the specialty chemicals, salt and automotive restraint business was spun off to form Morton International, Inc. In May 1998, the Company's name was changed from Thiokol Corporation to Cordant Technologies Inc. The Company's solid rocket propulsion and defense business now operates as a division, Thiokol Propulsion.

     Through a series of acquisitions beginning in 1991, the fastening systems segment was developed and is operated by Huck. In June 1998, the Company completed the acquisition of Jacobson Manufacturing ("Jacobson"), a manufacturer of custom designed metal parts and fasteners and custom injection molded plastic products used in automotive, construction, consumer products and heavy equipment applications. Jacobson's operations were combined with Huck.

     In December 1995, the Company and the Carlyle Group, a private merchant investment firm ("Carlyle"), formed a jointly owned company in which the Company owned 49 percent and Carlyle 51 percent, to acquire Howmet International Inc.
In December 1997, the Company purchased an additional 13 percent of Howmet from Carlyle for approximately $184 million, increasing the Company's ownership from 49 percent to 62 percent. The Company began consolidating Howmet's operating results as of December 2, 1997. In connection with the sale to the Company, Carlyle also sold 15.35 percent of Howmet to the public through an initial public offering, resulting in a reduction of Carlyle's ownership from 51 percent to 22.65 percent. On February 8, 1999, the Company acquired for $385 million:
(i) the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle; (ii) a new standstill agreement with Carlyle; and (iii) extension of Carlyle's existing covenant not to compete. With this purchase of the Carlyle shares, the Company's ownership of Howmet

---------------------
/1/ The Company increased its ownership in Howmet from 62 percent to 84.65 percent February 8, 1999.

International Inc. common stock increases to 84.65 million shares representing
84.65 percent of Howmet's outstanding common stock. The Company has agreed not to acquire shares of Howmet common stock from the public if the result would be that less than 14 percent of the Howmet common stock would be held by the public following such acquisition unless: (i) such acquisition was made in connection with a tender offer for all the shares; or (ii) all the publicly held shares were treated equally.

     The Company has changed its fiscal year-end from June 30 to December 31.

Business Segments

     The Company operates in three business segments: (i) Propulsion Systems;
(ii) Fastening Systems; and (iii) Investment Castings. Segment Financial Information is set forth in Note 20, Operations by Industry Segment, and Note 21, Geographical Information, on page F-25 and F-27 of the Company's Consolidated Financial Statements contained in the Company's 1999 Notice of Annual Meeting and Proxy Statement.

     Propulsion Systems. The propulsion systems segment, a division of the Company operating as Thiokol Propulsion, consists of solid rocket propulsion systems and related products, research and development and launch support services for the National Aeronautics and Space Administration ("NASA"), Department of Defense and commercial space applications. Such systems include the Reusable Solid Rocket Motor ("RSRM") used for NASA's Space Shuttle. Deliveries under the current Buy 3 Space Shuttle contract awarded to the Company in 1991 are expected to be completed in 1999. Remaining contract activities are expected to be completed during 2001. The Company has negotiated the follow-on Buy 4 contract for production of thirty-five flight sets through 2004. The Company expects to sign the Buy 4 contract during the first half of 1999. The Buy 3 and Buy 4 contracts are "cost plus award fee" contracts with an award fee based on the degree of the Company's success, as rated by NASA, at meeting contract standards relating to program safety, management, reliability, quality assurance, delivery, and hardware flight performance on the contract. The Company also receives a cost-incentive fee for meeting certain predetermined cost-reduction targets. The delivery rate and the Company's contract accrual rate for financial statement purposes are subject to continuing NASA funding, NASA's shuttle flight scheduling (currently averaging seven flights per year), and program performance. The NASA contracts are subject to termination for convenience by the federal government with the Company retaining such rights of recovery for costs and expenses provided by the government procurement laws and regulations, and contract terms and conditions. NASA is continuing to reorganize the shuttle program under one prime contractor, United Space Alliance, to manage many of the program functions now managed by NASA. Such restructuring will occur over a transition period of several years. The Company's position as a contractor to NASA is expected over time to shift to the role of a subcontractor to United Space Alliance, although the Company cannot assure that such shift will occur. Currently, Thiokol Propulsion is the only qualified manufacturer of the RSRM. The Company believes the time and cost to qualify a second source of supply would be prohibitive in light of the shuttle flight schedule and current levels of government expenditures for the Space Shuttle Program. Absent termination of the Space Shuttle Program or material reductions in future launch rates, the Company expects to retain its sole source position as the RSRM supplier. The Company retains certain Shuttle RSRM solid rocket motor launch oversight activities at the Kennedy Space Center.

  For defense and commercial space applications, Thiokol Propulsion's family of CASTOR solid rocket motors is used in the first and second stages of a number of expendable launch vehicles and as strap-on-boosters. Thiokol Propulsion also supplies motors for systems and satellite positioning for commercial space and defense applications and for a variety of international launch programs.

  Thiokol Propulsion participates as a subcontractor in various defense programs providing propulsion systems and related technology for the Theater Missile Defense Program and propulsion and ordnance for the Trident Submarine Missile Program through a joint venture with Alliant Techsystems Inc.

  As the lead propulsion contractor on the Air Force Intercontinental
Ballistic Missile ("ICBM") Prime Integration Contract with TRW, Thiokol Propulsion, in a joint venture with the Chemical Systems Division of United Technologies, will provide the propulsion refurbishment for the Minuteman solid rocket motors. The program's estimated value is $1 billion over a 15-year life beginning in the year 2001. The level of program activity is dependent on the level of government funding and is subject to cancellation or modification at any time. The outcome if any, of international treaties such as the START treaty negotiations can impact the number of motors subject to refurbishment.

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

  Fastening Systems. The Company's fastening systems' products consist of specialty fasteners, installation tooling and custom injection molded plastic products that are sold to customers directly by Huck and through a distribution network in both domestic and foreign markets. Fasteners made from a variety of materials, including high strength metals and metal alloys, are threaded and non-threaded consisting of lock bolts, blind bolts, lock nuts, blind rivets, cap screws and various other metal products sold under various trade names and trademarks for aerospace, industrial, automotive and construction industry applications. Injected molded products consist of custom components and end products. Fastener installation tools are also manufactured and marketed to provide customers complete fastener installation systems. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification required by domestic and foreign regulatory agencies such as the Federal Aviation Administration as to plant and product quality and lot traceability is important for the aerospace market acceptance of Huck's fasteners. Huck's fasteners have been qualified by major domestic and foreign aerospace companies in order for such customers to use these fasteners in original equipment and aftermarket aircraft products. Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes Huck's fastening systems for certain structural applications such as bridges and building structures. Plastic injected molded products are used in the computer, telecommunications and medical industries.

  Investment Castings.    The Company, through its 84.65 percent ownership in
Howmet, uses the investment casting process to manufacture super alloy, titanium and aluminum components for aerospace engine and airframe applications and industrial gas turbine engine applications for customers worldwide. The Howmet Cercast Group is a producer of high quality aluminum investment castings used in the defense electronics and commercial aerospace industries.

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

  Howmet's Cercast subsidiaries produce aluminum investment castings for the commercial aerospace and defense markets. Applications include electronic packaging, electro-optical system housings, engine parts, pumps, compressors and aircraft structurals.

  Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at two of its Cercast aluminum casting facilities. Howmet notified affected customers and is actively cooperating with them and government agencies in the investigation of these matters and is implementing remedial action. Howmet and its customers must complete data collection and analysis before a definitive estimate of the cost to resolve this matter with customers and the government can be completed. Customers have asserted no formal claims, and Howmet knows of no in-service problems associated with these issues. (See Note 15. Contingent Matters of the Company's Financial Statements set forth on page F-21 in the Company's 1999 Notice of Annual Meeting and Proxy Statement.)

  On March 3, 1999, Howmet received from the U.S. Air Force a Notice of
Proposed Debarment from future government contracts and subcontracts directed at its principal operating subsidiary Howmet Corporation and Howmet Cercast (Canada), Inc. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to Howmet on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast Canadian subsidiary is based on the above testing issues and improper vendor payments that took place at the Cercast Canadian operations. Debarment does not affect existing Cercast contracts, other than extensions. Howmet is taking steps to have the proposed Cercast debarment withdrawn. (See Note 24. Event Subsequent to Date of Report of Independent auditors (unaudited) of the Company's Financial Statements set forth on page F-28 in the Company's 1999 Notice of Annual Meeting and Proxy Statement.)

  Howmet also participates in an 81 percent owned joint venture in Japan with Komatsu Ltd. that manufactures investment cast components for industrial gas turbine and aerospace customers primarily in Japan. Howmet holds an option to purchase Komatsu's remaining interest in this joint venture. Howmet also participates in a 51 percent-owned joint venture with Pratt & Whitney Division of United Technologies Corp. that manufactures spray-formed metal components for aircraft turbine engines.

Competition

  Propulsion Systems. Thiokol Propulsion is the sole source supplier of RSRM solid rocket motors, the only domestic human-rated solid rocket propulsion. The Company believes that the time and cost to qualify a second source of supply would be prohibitive in light of the shuttle flight schedule and current levels of government expenditures on the Space Shuttle Program. The Company expects to retain its sole source position as the RSRM supplier. The Shuttle Buy 3 and Buy 4 contracts are placed directly by NASA. The Company, as the only qualified supplier for the RSRM, does not compete with other manufacturers.

     Liquid propulsion systems that may be competitive with the RSRM are under study, but are not yet developed. The Company, Aerojet Division of GenCorp, Inc., Alliant Techsystems Inc., and the CSD Division of United Technologies Corp. are the major suppliers of heavy-lift solid propulsion launch vehicles for space and strategic applications and are competitive with each other with regard to medium, light, and strap-on launch vehicles for commercial space applications. Both foreign governments and foreign private enterprises have solid rocket propulsion systems competitive with propulsion systems manufactured by the Company. Liquid propulsion systems and excess strategic ballistic missile inventory may be competitive with the Company's propulsion systems, especially in the commercial launch market. For Thiokol Propulsion products other than the RSRM solid rocket motors sold to the federal government or federal government prime contractors, the primary method of competition is through the Company responding to a request for proposal or complying with other government procurement procedures under federal acquisition regulations in competition with others. Commercial launch vehicle products are sold primarily through responding to the terms and conditions of a request for proposal or negotiated contracts in competition with others. Principal competitive factors are cost, technical performance, quality, reliability, depth and capability of personnel and adequacy of facilities. Except for the sole-sourced RSRM solid rocket motor and other strategic military launch motors, the Company's propulsion products are sold primarily on the basis of technical performance, reliability and price. Although the market for strategic and tactical solid rocket motor programs has stabilized, the competitive pressures on these products remains intense due to current levels of Defense Department procurements and the lack of availability of new major programs. The Company's competitive strength is also affected by the technical performance, quality, and reliability of its solid propulsion products for space launch applications. The Company's propulsion systems, services and related products are competitive with Alliant Techsystems Inc., CSD, Aerojet Division of Gencorp Inc., the ARC Division of Sequa Corporation and various liquid propulsion systems produced both domestically and internationally.

     Fastening Systems. Fastening systems are manufactured by a number of competitors with no one manufacturer having a major position in the aerospace or industrial fastener markets. Alternative fastening methods compete with Huck's threaded and non-threaded fastener systems. Competition for orders from aerospace original equipment manufacturers is often dependent on customer qualification of the Company's fasteners as required by government regulations. Huck's fastening system products compete not only on price, but also product quality and the Company's ability to provide customer service and on-time delivery. Fastening systems applications and installation tools help differentiate Huck's fastening systems products from those of its competitors. Aerospace fastener competition is primarily through responding to requests for quotations made by major aerospace contractors and distributors. Industrial fastener competition including automotive, railcar and construction industries is primarily through requests for proposals, purchase order quotations and negotiated contracts in competition with others. Huck's fastening systems compete on price, quality, delivery, and ability to provide customer fastening installation solutions through specific-purpose installation tools and fasteners. Huck maintains a proprietary patented position for certain of its fastener designs for which certain limited licenses have been granted to competitors. Huck also manufactures certain fasteners under licenses from competitors. Huck's custom plastic injection molding competes on price, quality and delivery with many custom injection molding competitors.

     Investment Castings.   Howmet believes it has a major market share in the
overall turbine engine airfoil investment casting market. Precision Castparts Corp. ("PCC") is Howmet's primary competitor. Management believes that Howmet and PCC and other smaller participants compete primarily on technological sophistication, quality, price, service and delivery time for orders from large, well-capitalized customers with significant market power. Certain of Howmet's customers, principally in Europe, have their own investment casting foundries, which produce parts similar to those manufactured by Howmet. Howmet knows of no plans by its major North American customers to establish such captive facilities, nor any significant expansion plans by those customers that have such foundries now. Howmet cannot assure that such developments will not occur in the future.

     Howmet's aluminum casting operations compete with a large number of smaller competitors, also on the basis of price, quality, service and delivery.

Research and Development

     Company-sponsored research and development ("R&D") activities relate to new products, applications and services, improvement of existing products and
services and new and improved production processes.   Such Company R&D also
provide customers with improved quality, product performance and cost savings. The Company's R&D cost was $30.2 million, $14.8 million, and $12.5 million and represented 1.2 percent, 1.4 percent and 1.4 percent of revenues for the years 1998, 1997, and 1996, respectively; the amount spent during the same periods for customer-sponsored R&D (including U.S. government-funded) was $81.4 million, $51.9 million, and $15.4 million, respectively.

Environmental Matters

     Compliance with federal, state, and local environmental requirements with respect to the Company's facilities, including formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time nor over the next twelve months, absent increases in environmental liabilities, expected to have a material adverse effect on the Company's financial condition or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed relating to environmental matters were $3.5 million and $10.7 million, respectively, for 1998 and are currently expected to be $1.8 million and $9.9 million for the year ending December 31, 1999. Estimated 2000 environmental capital expenditures and amounts expensed are $3.8 million and $11.2 million, respectively, although there can be no assurances that actual amounts will not vary materially from such estimates. Capital expenditures and expenses for environmental matters reflect the consolidation of Howmet since December 2, 1997. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations and engages in environmental remediation activities at its sites and sites of third parties where appropriate.

     The Company continues to be involved with two Environmental Protection Agency ("EPA") superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act in Morris County, New Jersey. The Company operated these sites about thirty years ago for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site. At this site, the Company's estimated response costs, site remediation, and future operation and maintenance costs is $5.1 million, of which approximately $1.2 million is currently expected to be spent during 1999. In 1996, the Company negotiated a consent decree with the State of New Jersey for the Rockaway Township Well Field Site. At this site, the Company's estimated response costs, site remediation, and future operations and maintenance costs is $4.4 million, of which approximately $1.8 million is currently expected to be spent during 1999. Jacobson, acquired by Huck in June 1998, is involved in the Indian Bend Wash (South Area) superfund site at Tempe, Arizona. Pursuant to the terms of a five-year environmental indemnity contained in the Stock Purchase Agreement between Huck and seller, Huck is responsible for the first $2 million in environmental liabilities, the seller is responsible for environmental liabilities from $2 to $6 million; Huck and seller share equally the expense of environmental liabilities in excess of $6 million but less than $10 million. The Company assumes any environmental liabilities that are $10 million or more -- an obligation the Company expects is likely remote. The currently estimated liability associated with Jacobson environmental remediation is $.5 million.

Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility that will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection ("NJDEP"). Under the terms of an Administrative Consent Order with the State of New Jersey, Howmet is continuing to define the risk and to test possible clean-up options. Various remedies are possible and could involve expenditures ranging from $2 million to $22 million or more. Howmet has recorded a $2 million long-term liability as of December 31, 1998 for this matter. Given the uncertainties, it is possible that the estimated range of this cost and the amount accrued will change within the next year. The indemnification discussed below applies to the costs associated with this matter.

  In addition to the above, liabilities arising for clean-up costs associated with hazardous types of materials in several waste disposal facilities exist. In particular, Howmet has been or may be named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act or similar state laws at nine on-site and off-site locations. At December 31, 1998, $4.2 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters.

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

  In addition, unrelated to Howmet Corporation's operations, Howmet`s subsidiary, Howmet Holdings Corporation, and Pechiney, S.A., are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $16 million in remediation and natural resource damage liabilities at the Blackbird Mine Site in Idaho and at least $10 million in investigation and remediation costs at the Holden Mine Site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such environmental liabilities. Howmet has recorded a liability and an asset for an equal amount related to these matters which are reflected in the Company's consolidated balance sheet. In the event that Pechiney, S.A. does not honor its indemnification obligations, an event that Howmet does not reasonably expect to occur, Howmet would likely be responsible for such matters and the cost of addressing those matters could be material.

     The Company estimates that the eventual cost for site remediation matters known at this time, including the consolidation of those of Howmet, before any recoveries from insurance and third party contributions by other responsible parties including the federal government, will be approximately $51.6 million. The Company has established a receivable in the amount of $28.3 million for expected reimbursement or recovery for environmental claims, costs and expenses from third parties, including the federal government. As the result of the settlement of outstanding environmental liabilities with insurance carriers, the Company has received $9.7 million, of which $7.5 million was used to settle reimbursement of claims with the federal government. The Company's policy and accounting for environmental matters is set forth in Note 1 and Note 16 of the Notes to the Company's consolidated financial statements set forth on pages F-9 and F-21 in the Company's 1999 Notice of Annual Meeting and Proxy Statement. The Company believes that after recoveries from third parties and the federal government, any net liability for which it may ultimately be responsible in excess of amounts currently accrued, would not be material to the Company's financial condition and results of operations.

     In the forward pricing on certain of the Company's federal government contracts, the Company has negotiated an agreement for the Company to recover certain environmental costs and expenses incurred in connection with the performance of government contracts.

Employees

     The number of business segment employees of the Company including the consolidation of Howmet and Jacobson Manufacturing was at December 31, 1998,
17,900, compared to 15,800 on December 31, 1997.   The table below sets forth
the approximate employment levels for each business segment at December 31.

                                                           1998          1997
-----------------------------------------------------------------------------------
Propulsion Systems                                           4,000            3,800
Fastening Systems                                            2,400            1,600
Investment Castings                                         11,500           10,400
-----------------------------------------------------------------------------------

     Propulsion Systems employment levels reflects the stabilization of Thiokol Propulsion business base and improving environment for research and development contracts. Investment Castings' employment levels reflect Howmet's increased volume and production efficiencies. Fastening Systems' employment levels reflect increased production volumes at Huck and the addition of Jacobson.

Raw Materials

     Although most of the raw materials used by the Company are readily available, the federal government must approve certain key raw material suppliers for Thiokol Propulsion (such as suppliers of propellant raw materials and nozzle and case component materials). With a limited number of such approved suppliers, delivery of these materials could be disrupted at the supplier level at any time and have a material adverse impact on production and delivery schedules until government approval of alternative suppliers is obtained. Raw materials used by the Company's Investment Castings and Fastening Systems segments include a number of materials and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium among others. Commercial deposits of certain metals, such as cobalt, nickel, titanium and molybdenum, which are required for the alloys used in precision castings and aircraft fasteners, are found in only a few parts of the world, and for certain materials only single sources are readily available. These materials and metals are subject to price fluctuations, and price and supply may be influenced by private or government cartels, unstable governments in countries exporting materials and production interruptions.

Seasonality

     The business of the Company is not subject to seasonal fluctuations.

Patents and Trademarks

     The Company has approximately 500 patents and patent applications, of which 300 relate to the Propulsion Systems business segment, 100 relate to the Fastening Systems business segment, and 100 relate to the Investment Castings business segment. As a government contractor, the Company conducts independent research and development ("IR&D") to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies.

     Approximately ninety percent of the Company's patents in the Propulsion Systems business segment were developed under Company-funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under contract R&D programs.

     The Propulsion Systems business segment patent coverage includes propulsion system design, case, nozzle, and propellants. Patents also cover gas generators, ordnance, flare-related products, and the Company's fiber resin technology. Patents cover non-sodium azide gas generant technology used by Autoliv ASP Inc. pursuant to agreements with the Company. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

     Fastening Systems segment patent coverage includes major aerospace fastening systems including a lightweight grooved proportional lock bolt and the "Unimatic" blind bolt rivet. Major industrial fastening systems covered by patents include "Huck-Fit" lock bolts, "Magna-Lok" blind rivets, "Ultra-Twist" blindbolt for box beam construction applications and "Magna-Grip" lock bolts, all with patent lives remaining of more than five years. Certain of the Company's fastener products are manufactured under licenses from competitors.

     Investment Castings segment patents cover both materials and processes for casting of high temperature components for aerospace and industrial gas turbine applications. Included are advanced casting technologies for superalloys, intermetallics and composites as well as high temperature alloys, furnace designs, ceramic materials, and coatings.

     The table below sets forth the duration of the Company's patent portfolio by business segment.


                                                          Remaining Patent Life
                                  ------------------------------------------------------------------
                                        More than                Five to               Less than
                                        Ten years               Ten Years              Five Years
----------------------------------------------------------------------------------------------------
Propulsion Systems                                 73%                        21%                  6%
Fastening Systems                                  36%                        38%                 26%
Investment Castings                                64%                        21%                 15%
----------------------------------------------------------------------------------------------------

     Although the Company believes that its present competitive position is enhanced by its patents and its technical expertise, know-how and proprietary information, no individual patent or group of patents is material to the conduct
of the business of the Company.   Proprietary information and processes are
material to the Investment Castings business segment and are protected as trade secrets.

     Trademarks are important for product identification in the Fastening Systems and Investment Castings segments of the business, but are not significant to the Company's Propulsion business. The name Cordant Technologies is important to the corporate identification of the individual business segments and to the consolidated group.

     Competitors in the Company's business also hold patents and other forms of proprietary information, and there is active technical competition in that business. No assurances can be given that one company or another will not obtain a technological advantage from time to time, in one aspect of the industry's technology or another.

Customers

     Propulsion Systems. The customers of Thiokol Propulsion are primarily the federal government and its prime contractors and subcontractors. The NASA Buy 3 and Buy 4 contracts are material to Propulsion Systems business segment. Beginning in the year 2001, the Company expects the Minuteman Regrain Contract to be material to Thiokol Propulsion. Commercial propulsion customers, primarily in the light and medium launch vehicle market, are being slowly developed, but are not yet material to the Company's customer base. Federal government contracts and subcontracts entered into by the Company are by their terms subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the federal government provided, directly and indirectly, approximately 30 percent of the Company's revenues in 1998, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on the Company's operations. No single non-government customer is material to Propulsion Systems' business.

     Fastening Systems. Huck's customers consist of industrial and aerospace original equipment manufacturers and distributors, domestic and foreign. Foreign customers and a foreign sales base are still developing, but are not yet material to the Company's customer and sales base. The Boeing Company, Wesco, Freightliner, TriStar and Ford Motor Company are major fastening systems customers. Except for The Boeing Company, no other single customer represents more than 10 percent of Fastening Systems' sales.

     Investment Castings. Howmet's top ten customers represented approximately 70 percent of the Investment Castings' net sales in 1998. Investment Casting's principal customers are The General Electric Company through its aircraft engine and power systems groups and United Technologies' Pratt & Whitney aircraft operations which together represent approximately 35 percent of Investment
Castings' sales.   No other Investment Castings' customer represents more than
10 percent of Investment Castings' sales in 1998.

     Orders for Howmet's products are primarily awarded through a competitive bidding process. Contractual relationships with Howmet's principal customers vary. Approximately half of its casting business is derived from multi-year contracts, typically three years in length. Under these contracts, Howmet's customers agree to order from Howmet and Howmet agrees to supply specified percentages of specified parts at specified pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. Most major contracts provide Howmet with protection against substantial changes in prices for elemental metal raw materials. Howmet typically renegotiates these contracts during the last year of the contract period and, during the process, customers frequently solicit bids from Howmet's competitors.

Backlog

     The Company's backlog of orders as of December 31, 1998, and December 31, 1997, was approximately $1.4 billion and $1.8 billion, respectively. Propulsion Systems' backlog as of December 31, 1998 was $414 million compared to $889 million as of December 31, 1997. The Company expects a significant increase in the backlog when the RSRM Buy 4 Contract is signed this year. The Company currently expects that approximately 88 percent of the orders in backlog on December 31, 1998 will be completed by December 31, 1999. The majority of the remainder thereafter are expected to be completed through year 2001. Although contracts can be changed or canceled, the Company believes the backlog consists of firm contracts. The Company does not believe that a material change or cancellation of a single contract (other than the RSRM) would be materially significant to its business. The contract backlog consists of a combination of cost-plus award fee, cost-plus fixed fee, cost-plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Investment Castings backlog of orders as of December 31, 1998 was $877 million. The Company's Fastening Systems backlog was approximately $142 million as of December 31, 1998. Because of the short lead and delivery times often involved, and because deferrals and cancellations often affect the Company's Investment Castings and Fastening Systems orders, backlog may not be a significant indicator of the Company's future performance.

ITEM 2.  PROPERTIES

     The Company operates manufacturing, research, and development facilities at 47 locations, and has administrative and sales offices, warehouses, and service centers worldwide. The Company considers its manufacturing facilities, warehouses, and other properties to be in generally good operating condition and suitable for their intended purposes. Facilities are considered adequate and sufficient to meet the operating requirements of the Propulsion Systems and Fastening Systems business units. During the year, the Company announced the closing of Huck's Branford, Connecticut fastening systems' facilities and the relocation of the business to Waco, Texas during the first quarter of 1999. Investment Castings has planned capacity expansion for aero and industrial gas turbine and airfoil production. A new 120,000 square foot airfoil casting facility at Howmet's Whitehall, Michigan factory is under construction. Expansion and relocation of the Cercast Group's Montreal, Canada aluminum castings operations is under construction. Thermatech Coating and the United Kingdom foundry facilities have been expanded. Completed and planned facility expansion is considered sufficient and adequate to meet Investment Castings
operating needs.   All Company-owned property is held in fee with no
encumbrances. Company leased property obligations are set forth in Note 17 of the Company's consolidated financial statements set forth in the 1999 Notice of Annual Meeting and Proxy Statement. During 1998, the Company relocated its corporate office to Salt Lake City, Utah.

     During 1998, additions to property, plant, and equipment totaled $114.7 million.

     The following table sets forth the Company's manufacturing locations and the approximate square footage.

                                                        Buildings (000's of square feet)
                                              --------------------------------------------------
            Manufacturing Location                  Company
             by  Business Segment                    Owned             Leased           Total
------------------------------------------------------------------------------------------------

PROPULSION SYSTEMS

  Northern Utah1                                           2,619                724        3,343
  Elkton, Maryland                                           378                             378
  Ogden, Utah                                                                   105          105
------------------------------------------------------------------------------------------------

FASTENING SYSTEMS

Domestic
 Altoona, Pennsylvania                                       150                             150
 Carson, California                                                             153          153
 Kenilworth, New Jersey                                       72                              72
 Kingston, New York2                                         142                             142
 Lakewood, California                                                           115          115
 Medina, Ohio                                                271                             271
 New Braunfels, Texas                                        126                             126
 Sanford, North Carolina                                      49                              49
 Tempe, Arizona                                               45                              45
 Tucson, Arizona                                              67                              67
 Waco, Texas                                                 371                             371

International
 Us, France                                                                      61           61
 Shropshire, U.K.                                             50                              50
------------------------------------------------------------------------------------------------

INVESTMENT CASTINGS

Domestic
 Bethlehem, Pennsylvania                                                         47           47
 Branford, Connecticut                                       138                             138
 City of Industry, California                                                    50           50
 Cleveland, Ohio                                             100                             100
 Dover, New Jersey, 2 facilities                             357                             357
 Hampton, Virginia, 2 facilities                             296                 17          313
 Hillsboro, Texas                                                                68           68
 LaPorte, Indiana, 2 facilities                              186                             186
 Morristown, Tennessee                                       111                             111
 Whitehall, Michigan, 7 facilities                           711                             711
 Wichita Falls, Texas                                        227                             227
 Winsted, Connecticut                                         81                              81


International
 Dives, France (capital lease)                               256                             256
 Evron, France                                                86                              86
 Exeter, U.K., 2 facilities                                  253                 67          320
 Gennevilliers, France                                        47                              47
 Georgetown, Ontario, Canada                                                     37           37
 Le Creusot, France                                          156                             156
 Montreal, Quebec, Canada                                     11                100          111
 Terai, Japan, 3 facilities/3/                                53                              53
------------------------------------------------------------------------------------------------

     /1/ The Company occupies an additional 6,000 sq. ft. of government owned property.
     /2/ Land is leased.
     /3/ Factory owned by Howmet's joint venture, Komatsu-Howmet Ltd.

ITEM 3.   LEGAL PROCEEDINGS

Litigation and Regulation

     During fiscal year 1998, previously disclosed litigation involving the
Company: McDonnell Douglas v. Thiokol Corporation; Thiokol Corporation v. The United States Army; and Sharp v. Thiokol, et al. were settled or resolved favorably for the Company.

     Certain of the Company's products are manufactured and sold under U.S. government contracts and subcontracts. Consequently, the Company is subject to various federal statutes and regulations. Depending on the circumstances and the outcome, a proceeding under these statutes and regulations, including a proceeding related to the matters described below, could result in fines, penalties, compensatory and treble damages, the cancellation or suspension of payments under one or more U.S. Government contracts, debarment or ineligibility for future contracts or subcontracts funded in whole or in part with federal funds.

     Starting in September 1998, Howmet's senior management became aware of a possible violation of the U.S. Anti-Kickback Act of 1986 by several of Cercast's employees at the Canadian aluminum operations. This law prohibits receiving payments in return for favorable treatment in connection with U.S. government contracts or subcontracts. Howmet promptly commenced an investigation, which is ongoing, and reported the matter to, and is cooperating with, the U.S. Department of Defense and the Quebec Provincial police.

     On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at its principal operating subsidiary Howmet Corporation and its Cercast subsidiaries. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to Howmet on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast subsidiary is based on certain of the testing issues discussed in Item 1, Business, on page 1 and improper vendor payments described above that took place at the Cercast aluminum operations. Debarment does not affect existing Cercast contracts, other than extensions. Howmet is taking steps to have the proposed Cercast debarment withdrawn.

     The Company is also a party to certain pending proceedings regarding environmental matters (see "Environmental Matters" page 8).

     The Company, in its ordinary course of business, is party to various other legal actions which management believes are routine in nature and incidental to its operations. Management believes that the outcome of any proceedings, to which the Company currently is a party, including the investigation described above, will not have a material adverse effect upon its results, operations, financial condition or liquidity.

     Depending on the amount and the timing of an unfavorable resolution of these matters, it is possible that the Company's future results of operations or cash flows could be materially affected in a particular period.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of Stockholders of the Company was held on October 22, 1998. The results of the following matters presented to stockholders for vote in person or by proxy include:

1. The election of three directors to serve for a three year term expiring at the 2001 Annual Meeting.


                                                             Shares
--------------------------------------------------------------------------------------
Name                                                      For                 Withheld
--------------------------------------------------------------------------------------
Edsel D. Dunford                                       32,093,262              149,385
Robert H. Jenkins                                      32,082,110              160,537
James R. Wilson                                        32,079,946              162,701
--------------------------------------------------------------------------------------


     Messrs. Michael P. C. Carns, Steven G. Lamb, David J. Lesar and D. Larry Moore continue in office until the 2000 Annual Meeting and Messrs. Neil A. Armstrong, Charles S. Locke, William D. Studeman and Donald C. Trauscht continue in office until the 1999 Annual Meeting.

2. Approval of proposed amendments to the Cordant Technologies Inc. Amended and Restated 1996 Stock Awards Plan.


                                                 Shares
--------------------------------------------------------------------------------
                       For                       Against            Abstain
                    27,315,225                  4,742,862           184,560
--------------------------------------------------------------------------------


3. Ratification of appointment of Ernst & Young LLP as the independent auditors for the Company for the year December 31, 1998.


                                                 Shares
--------------------------------------------------------------------------------
                       For                       Against            Abstain
                    32,103,667                   30,000             108,980
--------------------------------------------------------------------------------



EXECUTIVE OFFICERS OF THE REGISTRANT (as required by Instruction 3. to Item 401(b) of Regulation S-K)

     Generally, the Board of Directors elects Executive Officers at its first meeting following the Annual Meeting of Stockholders. The officers generally serve until the next such meeting, or until their successors are elected and qualified. The next Annual Meeting of Stockholders will be held on May 13, 1999.

The Executive Officers of the Company on December 31, 1998:

                                   Positions Held and Terms of Office During
Name and Age                       Past Five years
--------------------------------------------------------------------------------

James R. Wilson (57).............Chairman of the Board, President and Chief
                                 Executive Officer since October 1995; President and Chief Executive Officer (October 1993-95); director since October 1993.

Richard L. Corbin (52)...........Executive Vice President and Chief Financial
                                 Officer since October 1998; Senior Vice
                                 President and Chief Financial Officer (May
                                 1994 - October 1998).

James E. McNulty (54)............Executive Vice President Human Resources and
                                 Administration since 1992.

Robert L. Crippen (61)...........Vice President and President of Thiokol
                                 Propulsion since December 1996; Vice President of Training Simulator Systems, Lockheed Martin, an aerospace defense and contractor (April 1995-October 1996); Director of John F. Kennedy Space Center, (1992-January 1995).

Bruce M. Zorich (44).............Vice President and President of Huck
                                 International, Inc. since April 1996; Vice
                                 President, Worldwide Automotive Operations,
                                 (1993-1996); Vice President and General
                                 Manager, OEM Products, Senior Flexonics, a diversified manufacturing company (1989-1993).

Daniel S. Hapke, Jr. (52)........Senior Vice President and General Counsel since
                                 October 1997; Vice President and General
                                 Counsel since February 1997; Various positions at General Dynamics Corporation, a defense contractor (1984-1997), including Vice President and General Counsel of its Electric Boat subsidiary (1994-1997).

Michael R. Ayers (48)............Vice President and Controller since January
                                 1996; Vice President Strategic Development
                                 (1994-1996); Director Finance and
                                 Administration Space Operations (1986-1994).

Nicholas J. Iuanow (39)..........Vice President and Treasurer since October
                                 1997; Treasurer (1994-October 1997).

Edwin M. North (53)..............Vice President and Corporate Secretary since
                                 October 1997; Secretary since 1990.

                                 PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information concerning the market for the Company's common equity and related security holder matters is included in the section "Quarterly Financial Highlights" on page F-28, and "Dividends and Recent Market Prices" on page F-48 of Financial Information, included in the Company's 1999 Notice of Annual Meeting and Proxy Statement, and is incorporated herein by reference. As of February 26, 1999, there were 4,924 stockholders of record.

ITEM 6.   SELECTED FINANCIAL DATA

     Selected financial data for the five years ended December 31, 1998 is included on page F-50 of Financial Information, included in the Company's 1999 Notice of Annual Meeting and Proxy Statement and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Management's Discussion and Analysis of Financial Condition and Results of Operations for the three years ended December 31, 1998, is included on pages F-30 through F-49 of Financial Information, included in the Company's 1999 Notice of Annual Meeting and Proxy Statement and is incorporated herein by reference.

     The Company sets forth below "Cautionary Statements" with respect to certain statements herein that the Company believes are "forward looking statements" under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described below are discussed in both current and prior Company Securities and Exchange Commission filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to, the following:

(i) RSRM Shuttle Program. The Company's RSRM contract for NASA's space shuttle program is subject to substantial performance and financial risks. Approximately 17 percent of the Company's current revenues are derived from the RSRM contract. Without cause, the contract may be terminated for the convenience of the U.S. Government ("government"). Deliveries under the contract may be delayed or extended at the election of the government. Future space shuttle launches are highly dependent upon the international space station. Delays in space station components may delay launches and affect the RSRM production rates. Congress may change the funding available to the contract. Actions by the government or the Company may make the amount of the contract fee already booked inappropriate, thus causing a retroactive award fee adjustment including possible reimbursement of fees the government has paid to the Company. The current Buy 3 contract is expected to continue until year 2001. Deliveries are expected to be completed by 1999. The Company has negotiated the Buy 4 contract and expects it to be signed during the first half of 1999, with production of thirty-five flight sets through 2004. NASA's privatization of the Space Shuttle Program through United Space Alliance could adversely impact the Company's RSRM contract in the program's later years. NASA has also shown initial interest in developing a Liquid Fly Back Booster (LFBB) as an alternative propulsion source or as a replacement for the Company's RSRM motors.

     (ii) Space and Defense Contracts. The Company's maintenance of non-RSRM space and defense contracts including the Minuteman regrain and commercial launch vehicle programs (collectively "programs") and the availability and award of future programs with the government and prime contractors are subject to the risk of termination or renegotiation by the government or failure of such programs to be funded. The level of Minuteman production may be impacted by international treaty negotiations limiting the deployment of ICBM's. The Company's ability to successfully compete for and win new programs or retain current programs is also dependent on the availability of program funding; competition by others with the Company for such programs on price, quality, technology, facilities, delivery, and product performance; changes in Congressional funding objectives; and federal agency demand and program management, including but not limited to, program termination, consolidation, or privatization. Other risks include the Company's ability to successfully manage current programs, obtaining or retaining new and existing programs, and the profitability of such programs with satisfactory return on investment on lower prices, costs, and unit volumes in a shrinking and competitive government procurement environment. Competitive propulsion systems and technologies, as well as ballistic missile surplus propulsion inventory (both domestic and foreign), can adversely impact the success of the Company's commercial launch programs and ability to compete successfully for government strategic and tactical propulsion programs.

     (iii) Commercial Aerospace Markets. The products and services sold by the Company to domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of the aircraft market and the phase of such cycle at any point in time. Approximately 35 percent of the Company's current revenues are derived from sales to these markets. Delay or changes in aircraft and component orders and build schedules may impact the future demand for Company products, delivery, and profitability. There is no assurance there will not be declines in these markets impacting the demand for the Company's products to these markets or the delivery schedule for existing orders. The Company's major aerospace customers are large and may exercise their market power among a number of vendors, including the Company, competing their business by exerting pricing pressure, delivery, inventory, and unit volume requirements. Risks to the Company include management's ability to maintain both product and manufacturing qualifications, meet the needs of its major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand and product qualification, and product substitutions by major customers. The Company's potential inability to maintain product pricing, as well as availability, delivery, quality, and service are important risk factors.

     (iv) Industrial Markets. The products and services sold by the Company for domestic and international, and industrial commercial markets, primarily through the Fastening Systems business segment and the Investment Castings Segment represented by the Company's 84.65 percent equity investment in Howmet, are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications, and technology associated primarily with automotive, transportation, power generation, construction, and other industrial applications. Approximately 30 percent of the Company's revenues are derived from sales to these markets. The Fastening Systems segment is subject to the cyclical and economic nature of the automotive industry and the market power of large automotive original equipment manufacturers as to competition among vendors for pricing, delivery, inventory and unit volumes. The Company's business can also be affected by factors such as management's ability to successfully react to changes in market conditions and demand, expand new and existing product lines, including the successful integration of the Jacobson Manufacturing operations, to improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies. The Company's ability to maintain competitive products, pricing, availability, delivery, and service are important factors in maintaining customer relationships and effectively competing with other manufacturers.

     (v) Intangible Values. Significant intangible values comprise Howmet asset values, which may not be realized by stockholders, including the Company, if Howmet were sold or liquidated.

     (vi) Product Qualifications and Quality. Supplier and customer product qualifications and product quality are important to the Company as a purchaser and as a supplier. As a supplier, loss or failure to maintain product quality or manufacturing qualifications from major customers including the government and major commercial aerospace and aircraft manufacturers and automotive original equipment manufacturers may result in loss of markets and business for the Company.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at two of its Cercast aluminum casting operations. Howmet notified customers and is actively cooperating with them and government agencies in the investigation of these matters and is implementing remedial action. Customers have asserted no formal claims and Howmet knows of no in-service problems associated with these issues. Howmet cannot give any assurances that customer or third party claims will not be asserted against Howmet Corporation and its Cercast subsidiaries or that an in-service problem related to this matter will not develop. Such claims or in-service problems if they develop could have an adverse material impact on Howmet's operating results in the particular quarter in which they occur.

On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at its principal operating subsidiary Howmet Corporation and Howmet Cercast (Canada), Inc. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to Howmet on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast Canadian subsidiary is based on the above testing issues and improper vendor payments that took place at the Cercast Canadian operations. Debarment does not affect existing Cercast contracts, other than extensions. Although Howmet is taking steps to have the proposed Cercast debarment withdrawn, there can be no assurance these steps will be successful. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact Howmet's sales and profits in future periods.

      Qualified vendors, component parts, and raw materials qualifications are important to the Company in the manufacture of its products including major propulsion systems such as the RSRM. Vendor, component parts and raw materials may be limited, and the loss of a major vendor as a supplier, has the potential to cause a major and material delay in production or program performance.

(vii) Raw Materials. Raw materials used by the Company's Investment Castings and Fastening Systems segments include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. Prices of these materials can be volatile, and the Company engages in forward purchases of some of these materials under certain market conditions, and passes certain price fluctuations through to customers pursuant to its long-term agreements. The Company ordinarily does not otherwise attempt to hedge the price risk of its raw materials. For some of the supplies and raw materials it purchases, including certain metals, the Company has no fixed price contracts or arrangements. Commercial deposits of certain metals, such as cobalt, nickel, titanium, and molybdenum, that are required for the alloys used in precision castings and aircraft, are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors. Although the Company has not experienced significant shortages of its supplies and raw materials, there can be no assurance that such shortages will not occur in the future. Any such shortages or prices fluctuations could have a material adverse effect on the Company.

(viii) Foreign Currency. The Company maintains a policy of hedging foreign currency transactions and economic exposures for foreign currency denominated obligations. The Company does not hedge against net asset values for its foreign investments attributed to its foreign subsidiaries valued in local currencies. To the extent the Company's foreign revenue base grows and net asset base expands, as the result of the Company's increased foreign business activity, the Company's exposure to adverse foreign currency rate movement increases. The Company's foreign currency risk exposure is also subject to the stability of the foreign currency of the country where the Company maintains foreign operations or does business. The Company seeks to minimize the impact of adverse foreign currency rate movements through its hedging policy. The success of the hedging policy in preventing an adverse financial result on operations in any accounting period cannot be assured.

(ix) Year 2000. The Company has implemented a formal Year 2000 program to address required remedial action and readiness with respect to its business information and systems with embedded processors to minimize the risk of business information, production and business operation disruptions resulting from Year 2000 date logic problems. The Company's Year 2000 readiness program also includes an assessment of the Year 2000 preparedness of major customers, suppliers and critical third party support. Developing worst case scenarios and contingency planning are also a part of this program. The status of the Company's Year 2000 program at December 31, 1998 is discussed in Management's Discussion and Analysis on Page F-41 through F-44 in the 1999 Notice of Annual Meeting and Proxy Statement. Although the Company believes there will be no material adverse disruptions to its business information systems, production or business operations, the Company can not give assurances there will not be localized business interruption or disruptions within a business segment as the result of Year 2000 related problems. Such Year 2000 disruptions or interruptions, should they occur, are most likely to impact foreign operations or result from a Year 2000 related failure at a supplier or third party providing raw materials, component parts or services that are required for continuing or supporting Company production, business operations and business information systems. Company management believes the likelihood of a major or material Year 2000 problem to be remote. Year 2000 problems, if they should occur, however, may disrupt or delay production, business operations of business information systems at a particular location of a Company business segment. Such disruption may have a material and adverse impact on the Company in the quarter in which the Year 2000 failure occurs and may continue until rectified.

(x) Euro Conversion. The Company is currently assessing the impact of the Euro conversion on its business operations. It is currently implementing a strategy that will allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion, post July 1, 2002. The Company's European operations will begin transacting in Euro denominated contracts requested by customers and suppliers beginning January 1, 1999. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue as well. Enterprise Resource Planning (ERP) software being implemented at Huck and Howmet as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be material. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The costs of payroll systems modifications are undetermined and are expected to be immaterial. The Company expects no Euro conversion impact to its Thiokol Propulsion business segment. The Company does not expect any material impact to its contracting policies or competitive position on its three business segments as a result of the Euro conversion. The Company is reviewing the impact of the Euro conversion on its foreign exchange exposure position and has determined there will be a modest increase in this exposure position as the result of the Company's United Kingdom operation's acceptance of Euro denominated contracts. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure except for its United Kingdom operations. Until the Company completes its assessment of the Euro conversion impact, there can be no assurance that the Euro impact will not have a material impact on the overall business operations of the Company.

(ix) Environmental. The Company is subject to comprehensive and changing federal, state, local and international laws, regulations and ordinances (together, "Environmental Laws") that (i) govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for solid and hazardous wastes, and (ii) impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by it and at off-site locations where it has arranged for the disposal of hazardous substances. The Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. There can be no assurance that material costs or liabilities will not be incurred in connection with any such proceedings, claims or compliance requirements or in connection with currently unknown environmental liabilities.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     Information concerning the quantitative and qualitative disclosure about market risk is included on pages F-24 and F40 through F-41 of Financial Information, included in the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the consolidated statements of income, cash flows, and stockholders' equity for each of the three years in the period ended December 31, 1998, and notes to consolidated financial statements, are included on pages F-4 through F-29 of Financial Information included in the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.

     Quarterly financial highlights are included on page F-28 of Financial Information included in the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the Company's directors and nominees for director is included on pages 2 through 4 of the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference. Information concerning disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is set forth on page 8 of the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.

     Information concerning the Company's Executive Officers is included on pages 18 through 19 of Part I hereof.


ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation for 1998 is included on pages 8 through 14 of the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning beneficial ownership of the Company's common stock is included on pages 6 and 7 of the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1.   Financial Statements

The following consolidated financial statements are included on pages F-4 through F-29, Financial Information, included in the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference:

Management's Report on Financial Statements.

Report of Ernst & Young LLP, Independent Auditors.

Consolidated Statements of Income -- Years ended December 31, 1998, 1997 and
1996.

Consolidated Balance Sheets - December 31, 1998 and December 31, 1997.

Consolidated Statements of Cash Flows -- Years ended December 31, 1998, 1997 and 1996.

Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1998, 1997 and 1996.

     Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CORDANT TECHNOLOGIES INC. (PARENT COMPANY)

STATEMENTS OF INCOME

                                           -------------------------------------------
                                                      Year Ended December 31
                                           -------------------------------------------
(in millions, except per share data)       1998                1997               1996
--------------------------------------------------------------------------------------
Net sales                                  $643.0             $645.5            $611.7
Operating expenses:
     Cost of sales                          544.0              554.6             518.7
     General and administrative              37.3               33.6              26.7
     Research and development                 4.1                6.9               7.7
     Restructuring and impairment                                                 (1.3)
--------------------------------------------------------------------------------------
        Total operating expenses            585.4              595.1             551.8
Income from operations                       57.6               50.4              59.9
Equity income of affiliates                 103.5               47.0              24.0
Interest income                              11.0                6.9               9.2
Interest expense                            (16.7)              (1.4)             (2.5)
Other, net                                    5.5                7.9               (.6)
--------------------------------------------------------------------------------------
Income before income taxes                  160.9              110.8              90.0
Income taxes                                 18.9               21.3              29.3
Net income                                 $142.0             $ 89.5            $ 60.7
--------------------------------------------------------------------------------------

Income per share before extraordinary item:
     Basic                                 $ 3.89             $ 2.64            $ 1.67
     Diluted                               $ 3.79             $ 2.57            $ 1.64
Net income per share:
     Basic                                 $ 3.89             $ 2.45            $ 1.67
     Diluted                               $ 3.79             $ 2.38            $ 1.64

--------------------------------------------------------------------------------------
Dividends per share                        $  .40             $ .385            $  .34
--------------------------------------------------------------------------------------

See note to parent company financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CORDANT TECHNOLOGIES INC. (PARENT COMPANY)
BALANCE SHEETS

                                                                             ---------------------
                                                                                  December 31
                                                                             ---------------------
(in millions)                                                                  1998         1997
--------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                                  $    1.1     $   1.0
   Receivables                                                                    58.1        81.7
   Inventories                                                                    30.5        28.9
   Deferred income taxes and prepaid expenses                                     33.5        26.5
--------------------------------------------------------------------------------------------------
       Total Current Assets                                                      123.2       138.1
Property, Plant and Equipment
   Land                                                                           11.9        11.8
   Buildings and improvements                                                    185.2       208.3
   Machinery and equipment                                                       227.7       206.6
--------------------------------------------------------------------------------------------------
       Total Property, Plant and Equipment                                       424.8       426.7
       Less allowances for depreciation                                         (266.5)     (265.9)
--------------------------------------------------------------------------------------------------
       Net Property, Plant and Equipment                                         158.3       160.8
Other Assets
   Investment in Subsidiaries                                                    898.8       568.6
   Costs in excess of net assets of businesses acquired, net                      25.1        26.1
   Other noncurrent assets                                                        54.8        47.1
--------------------------------------------------------------------------------------------------
       Total Other Assets                                                        978.7       641.8
--------------------------------------------------------------------------------------------------
       Total Assets                                                           $1,260.2     $ 940.7
--------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt                                                            $   36.0
   Accounts payable                                                               22.3     $  28.6
   Accrued compensation                                                           23.9        26.3
   Other accrued expenses                                                         20.1        25.2
--------------------------------------------------------------------------------------------------
       Total Current Liabilities                                                 102.3        80.1
Noncurrent Liabilities
   Accrued retiree benefits                                                       68.3        67.9
   Deferred income taxes                                                          50.1        40.6
   Accrued interest and other noncurrent liabilities                              76.7        80.7
   Long-term debt                                                                260.0       108.0
   Inter-company advances from affiliates                                         34.9        12.9
--------------------------------------------------------------------------------------------------
       Total Noncurrent Liabilities                                              490.0       310.1
Commitments and contingent liabilities
Stockholders' Equity
   Common stock (par value $1.00 per share)
     Authorized - 200 shares
     Issued - 41.1 and 20.5 shares at December 31, 1998 and 1997
     respectively, (includes treasury shares)                                     41.1        20.5
   Additional paid-in capital                                                     47.4        46.0
   Retained earnings                                                             658.8       552.0
   Accumulated other comprehensive income (loss)                                  (3.9)       (3.5)
--------------------------------------------------------------------------------------------------
                                                                                  743.4      615.0
   Less common stock in treasury, at cost
     (4.6 and 2.2 shares at December 31, 1998 and 1997 respectively)              (75.5)     (64.5)
       Total Stockholders' Equity                                                 667.9      550.5
--------------------------------------------------------------------------------------------------
       Total Liabilities and Stockholders' Equity                              $1,260.2    $ 940.7
--------------------------------------------------------------------------------------------------

See note to parent company financial statements.

          SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF CORDANT TECHNOLOGIES INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS
                                                                         Year Ended December 31
                                                    ----------------------------------------------------------
(in millions)                                         1998                        1997                  1996
--------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                           $ 142.0                    $  89.5                $ 60.7
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Restructuring and impairment                                                                       (1.3)
      Depreciation                                      18.7                       19.9                  22.8
      Amortization                                       3.5                        8.1                   8.6
      Equity income                                   (103.5)                     (47.0)                (24.0)
      Changes in operating assets and liabilities:
      Receivables                                       23.6                        3.3                  57.3
      Inventories                                       (1.6)                       4.6                   4.6
      Accounts payable and accrued expenses             (7.0)                       9.4                  (3.2)
      Income taxes                                       1.9                      (19.2)                  6.2
      Other - net                                      (14.4)                     (20.4)                (13.0)
--------------------------------------------------------------------------------------------------------------
        Net cash provided by operating activities       63.2                       48.2                 118.7
INVESTING ACTIVITIES
Investment in Subsidiaries                            (232.5)                    (171.3)                 (8.8)
Purchases of property, plant and equipment             (18.3)                      (9.5)                (20.6)
Proceeds from disposal of assets                         2.0                        1.4                    .7
--------------------------------------------------------------------------------------------------------------
        Net cash used for investing activities        (248.8)                    (179.4)                (28.7)
FINANCING ACTIVITIES
Net change in short-term debt                           36.0                                            (88.0)
Issuance of long-term debt                             300.0                      138.0
Repayment of long-term debt                           (148.0)                     (37.5)
Net loans by subsidiaries                               22.0                       17.7                  34.3
Dividends paid                                         (14.6)                     (14.1)                (12.5)
Purchase of common stock for treasury                  (14.4)                      (7.9)                  (.3)
Stock option transactions                                4.7                        6.1                   2.3
--------------------------------------------------------------------------------------------------------------
        Net cash provided by (used for) financing
         activities                                    185.7                      102.3                 (64.2)
--------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and cash equivalents          .1                      (28.9)                 25.8
Cash and cash equivalents at beginning of year           1.0                       29.9                   4.1
--------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year             $   1.1                    $   1.0                $ 29.9
--------------------------------------------------------------------------------------------------------------
See note to parent company financial statements.

NOTE TO PARENT COMPANY FINANCIAL STATEMENTS
NOTE 1. BASIS OF PRESENTATION

The condensed financial information of Cordant Technologies Inc. (Parent Company) presented herein is due to restrictive debt covenants at Howmet Corporation. The debt covenants require certain net worth ratios to be maintained; thereby, restricting the payment of cash dividends to Howmet stockholders including the Company.

The Parent Company only financial statements were prepared with the investments in its wholly and partially owned subsidiaries stated at cost plus the undistributed earnings. These statements should be read in conjunction with the Company's consolidated financial statements, included in the Company's 1999 Notice of Annual Meeting and Proxy Statement and incorporated herein by reference.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CORDANT TECHNOLOGIES INC.

(dollars in millions)

                               BALANCE AT        CHARGED TO      CHARGED TO     DEDUCTIONS FROM     BALANCE AT
       DESCRIPTION            BEGINNING OF        COSTS AND         OTHER          RESERVES       END OF PERIOD
                                 PERIOD           EXPENSES        ACCOUNTS
----------------------------------------------------------------------------------------------------------------
CORDANT TECHNOLOGIES INC.
CONSOLIDATED:

   For the Year Ended December 31, 1998
Reserves:
   Accounts Receivable              $ 6.3              1.8                              (.3)           $ 7.8
   Warranty Reserves                 19.7              7.4                             (3.0)            24.1

   For the Year Ended December 31, 1997 *
Reserves:
   Accounts Receivable               1.5              1.0            4.0               (.2)             6.3
   Warranty Reserves                 1.1              4.9           13.7                               19.7

   For the Year Ended December 31, 1996
Reserves:
   Accounts Receivable               1.1               .6                              (.2)             1.5
   Warranty Reserves               $ 1.3               .1                              (.3)           $ 1.1
----------------------------------------------------------------------------------------------------------------
   * Began consolidating Howmet's results in December 1997. The addition of
   Howmet's reserves are shown in The "Charged To Other Accounts" column.


     All other schedules for which provision is made under the applicable accounting regulation of the Securities and Exchange Commission are omitted as they are either not required under the related instructions or are otherwise inapplicable.

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

          4.02  See Exhibits 3.01, 3.02, 3.03, 3.04 and 3.05 above.

          4.03  Thiokol Corporation $150,000,000 6-5/8% Senior Notes Due 2008:
                Incorporated by reference to Form 8-K dated February 9, 1998.

     (10) Material contracts.

          10.01 /1/1989 Stock Awards Plan: Incorporated by reference to Annex VI to Proxy Statement/Prospectus dated May 22, 1989, for special Stockholders Meeting held June 23, 1989.

          10.02 /1/1989 Stock Awards Plan as amended by stockholder approval October 15, 1993: Incorporated by reference to the definitive Proxy Statement dated September 11, 1992.

          10.03 /1/Survivor Income Benefits Plan, amended through March 24, 1983: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

          10.04 /1/Arrangements whereby the Company compensates its independent auditors for tax services to certain key executives for which there is no written document:
                  Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

          10.05 /1/Form of Employment Agreement between the Company and certain of its executive officers including the Chief Executive Officer and the other four highest paid executive officers: Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1989.

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

          10.08 /1/Thiokol Corporation Pension Plan (Second Restatement Effective January 1, 1989): Incorporated by reference as
                  Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

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

          10.20 Thiokol Corporation 1996 Stock Awards Plan: Incorporated by reference as Exhibit A to Proxy Statement dated September 20, 1996.

          10.21 /1/Thiokol Corporation Supplemental Executive Retirement Plan amended and restated effective June 16, 1997.

          10.22 /1/Thiokol Corporation Executive Bonus Plan as amended and restated effective June 16, 1997.

          10.23 /1/Thiokol Corporation Key Executive Bonus Plan as amended and restated effective June 16, 1997.

          10.24 /1/Thiokol Corporation Key Executive Long-Term Incentive Plan as amended and restated effective June 16, 1997.

          10.25 /1/Huck International, Inc. Excess Benefit Plan for Select Employees amended and restated effective June 16, 1997.

          10.26 /1/Thiokol Corporation Grant Agreement Incentive Stock Option amended and restated June 16, 1997.

          10.27 /1/Thiokol Corporation Grant Agreement Non-qualified Stock Option amended and restated June 16, 1997.

          10.28 /1/Cordant Technologies Inc. Directors Restricted Stock Agreement dated July 1, 1998.

          10.29 Stock Purchase Agreement among Huck International, Inc., Harvey Jacobson as Trustee to the Harvey Jacobson Revocable Trust No. 2, dated as of March 13, 1998.

     (11) Statement re computation of per share earnings.

          Statement re computation of per share earnings of the Company and subsidiaries for the three years ended December 31, 1998, 1997, and 1996 are included on page F-18, Financial Information included in the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated herein by reference.

     (13) Annual Report to security holders.

          Applicable sections of the Annual Report to Stockholders of the Company for 1998 are contained in Financial Information pages F-1 through F-46 included in the Company's 1999 Notice of Annual Meeting and Proxy Statement incorporated by reference.

     (21) Subsidiaries of the Company.

     (23) Consent of Ernst & Young LLP, independent auditors.

     (27) Financial Data Schedule.


(b)  REPORTS ON FORM 8-K

     Form 8-K filed December 8 1998. Item 5 - Other Events - News release reporting Company response to Boeing Company announcement of lower aircraft shipments in 1999.


____________

/1/Management contract or compensatory plan or arrangement has been filed as an Exhibit to this Form 10-K.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 18th day of February 1999.

                               CORDANT TECHNOLOGIES INC.
                                        (Registrant)



                               By   /s/ Richard L. Corbin
                                  -------------------------------------------
                                        Richard L. Corbin
                                  Executive Vice President and
                                  Chief Financial Officer



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 18th day of February 1999.


        SIGNATURE                       TITLE
        ---------                       -----


   /s/ James R. Wilson             Chairman of the Board, President,
---------------------------        Chief Executive Officer and Director
       James R. Wilson             (Principal Executive Officer)



  /s/ Richard L. Corbin            Executive Vice President and Chief
---------------------------        Financial Officer (Principal Financial
      Richard L. Corbin            Officer)



  /s/ Michael R. Ayers             Vice President and Controller
---------------------------        (Principal Accounting Officer)
      Michael R. Ayers

   /s/ Neil A. Armstrong                            Director
-----------------------------
       Neil A. Armstrong


   /s/ Michael P.C. Carns                           Director
-----------------------------
       Michael P.C. Carns


   /s/ Edsel D. Dunford                             Director
-----------------------------
       Edsel D. Dunford


   /s/ Robert H. Jenkins                            Director
-----------------------------
       Robert H. Jenkins


   /s/ Steven G. Lamb                               Director
-----------------------------
       Steven G. Lamb

                                                    Director
-----------------------------
       David J. Lesar

                                                    Director
-----------------------------
       Charles S. Locke


   /s/ D. Larry Moore                               Director
-----------------------------
       D. Larry Moore


   /s/ William O. Studeman                          Director
-----------------------------
       William O. Studeman


   /s/ Donald C. Trauscht                           Director
-----------------------------
       Donald C. Trauscht

                                                                    EXHIBIT (21)




                   SUBSIDIARIES OF CORDANT TECHNOLOGIES INC.


     The following is a list of operating subsidiary corporations of the Company as of December 31, 1998. Certain subsidiaries not considered significant have been omitted.


                                                         State or Other
                                                          Jurisdiction
Subsidiary                                              of Incorporation
----------                                              ----------------

Huck International, Inc...................................Delaware

Huck S.A..................................................France

Huck International Ltd....................................United Kingdom

Cordant Technologies Holding Company......................Delaware

Howmet International Inc..................................Delaware

Howmet Corporation........................................Delaware

Howmet Holdings Corporation...............................Delaware

Howmet Cercast (Canada), Inc..............................Canada

Howmet Cercast (U.S.A.), Inc..............................Delaware

Howmet Ltd................................................United Kingdom

Howmet Refurbishment Inc..................................Delaware

Howmet S.A................................................France

Howmet Tempcraft, Inc.....................................Ohio

Thiokol Technologies International, Inc...................Delaware

                                                                    EXHIBIT (23)



                        Consent of Independent Auditors


     We consent to the incorporation by reference in this Annual Report (Form 10-K) of Cordant Technologies Inc. of our report dated February 8, 1999, included in the 1999 Notice of Annual Meeting and Proxy Statement.

     We also consent to the incorporation by reference in the Registration Statements Form S-3 No. 333-1753, and Form S-8, Nos. 33-18630, 33-2921, 33-
10316, 2-76672, 2-90885, 33-38322, and 33-22965 pertaining to certain Retirement
Savings and Investment Plans and Stock Option Plans of Cordant Technologies Inc. of our report dated February 8, 1999, with respect to the consolidated financial statements of Cordant Technologies Inc. incorporated by reference in the Annual Report (Form 10-K) of Cordant Technologies Inc. for the year ended December 31, 1998.

     Our audits also included the financial statement schedules of Cordant Technologies Inc. listed in item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




                                                ERNST & YOUNG LLP


Salt Lake City, Utah
March 25, 1999