Form 10-Q
period 1999-03-31
CORDANT TECHNOLOGIES INC
filed 1999-04-27
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________.

Commission file number 1-6179


                         CORDANT TECHNOLOGIES INC.


Incorporated in the State of Delaware          IRS Employer Identification
                                                       No. 36-2678716


       15 West S. Temple, Suite 1600, Salt Lake City, Utah 84101-1532

                      Telephone Number: (801) 933-4000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


Common Stock, $1.00 par value, outstanding at March 31, 1999:  36,578,820

                                                  CORDANT TECHNOLOGIES INC.
                                                QUARTERLY REPORT ON FORM 10-Q
                                                        March 31, 1999



                                   INDEX

                                                                                                           Page

                       PART I. FINANCIAL INFORMATION
ITEM 1.       Financial Statements

              Consolidated Statements of Income - Three months
                   ended March 31, 1999 and 1998                                                               3

              Consolidated Balance Sheets -
                   March 31, 1999 and December 31, 1998                                                      4-5

              Consolidated Statements of Cash Flows - Three
                   months ended March 31, 1999 and 1998                                                        6

              Consolidated Statements of Stockholders' Equity-
                   Three months ended March 31, 1999 and 1998                                                  7

              Notes to Consolidated Financial Statements                                                    8-13


ITEM 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                     14-26

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk                                       27


                         PART II. OTHER INFORMATION

ITEM 5.       Other Information                                                                               28

ITEM 6.       Exhibits and Reports on Form 8-K                                                             28-29

SIGNATURES                                                                                                    29

                      PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                                  CORDANT TECHNOLOGIES INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                             (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                   Three Months Ended
                                                                                        March 31
                                                                             ------------------------------------
                                                                                   1999              1998
-----------------------------------------------------------------------------------------------------------------

Net sales                                                                           $634.1            $562.7

Operating expenses:
     Cost of sales                                                                   490.7             436.7
     Selling, general and administrative                                              51.4              46.0
     Research and development                                                          8.2               8.4
-----------------------------------------------------------------------------------------------------------------
         Total operating expenses                                                    550.3             491.1
-----------------------------------------------------------------------------------------------------------------

Income from operations                                                                83.8              71.6

Interest income                                                                        2.7               2.7
Interest expense                                                                      (9.5)             (5.8)
Other, net                                                                             (.2)              (.9)
-----------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                      76.8              67.6
Income taxes                                                                         (22.5)            (26.0)
-----------------------------------------------------------------------------------------------------------------
Income before minority interest                                                       54.3              41.6
Minority interest                                                                     (7.1)             (8.8)
-----------------------------------------------------------------------------------------------------------------

Net income                                                                          $ 47.2            $ 32.8
=================================================================================================================

Net Income per share:
     Basic                                                                          $  1.29           $   .90
     Diluted                                                                        $  1.26           $   .87
=================================================================================================================
Dividends per share                                                                 $   .10           $   .10
=================================================================================================================

See notes to consolidated financial statements.



                                                  CORDANT TECHNOLOGIES INC.
                                                 CONSOLIDATED BALANCE SHEETS
                                                        (IN MILLIONS)

                                                                                    March 31
                                                                                      1999                 December 31
                                                                                   (Unaudited)                1998
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                                    $   18.8                 $   45.3
     Receivables                                                                     280.9                    240.0
     Inventories                                                                     261.4                    252.3
     Deferred income taxes and prepaid expenses                                       56.3                     60.8
     Restricted Trust (a)                                                                                     716.4
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        617.4                  1,314.8

Property, plant and equipment, at cost
     less allowances for depreciation                                                679.2                    672.3

Other assets
     Costs in excess of net assets of businesses
         acquired, net                                                               856.0                    561.7
     Patents and other intangible assets, net                                        124.8                    128.3
     Other noncurrent assets                                                         132.0                    132.8
------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                            1,112.8                    822.8
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $2,409.4                 $2,809.9
========================================================================================================================


(a)  The  Restricted  Trust held a note  receivable  from Pechiney S.A. and related  letters of credit that secured  Pechiney
     S.A.'s agreement to repay the Pechiney Notes. Pechiney S.A. (Howmet's previous owner) paid the notes on January 4, 1999, and the Restricted Trust was terminated. No Howmet or Cordant funds were used in the payment of the Notes.

See notes to consolidated financial statements.



                                               CORDANT TECHNOLOGIES INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                     (IN MILLIONS)
                                                                                  March 31
                                                                                    1999                  December 31
                                                                                (Unaudited)                   1998
------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
     Short-term debt                                                              $  130.3                  $   80.1
     Accounts payable                                                                122.0                     139.8
     Accrued compensation                                                             85.9                      81.6
     Other accrued expenses                                                          205.4                     202.1
     Pechiney Notes (a)                                                                                        716.4
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   543.6                   1,220.0

Noncurrent liabilities
     Accrued retiree benefits                                                        170.8                     169.0
     Deferred income taxes                                                            52.6                      52.3
     Accrued interest and other noncurrent liabilities                               230.5                     234.2
     Long-term debt                                                                  644.3                     324.5
------------------------------------------------------------------------------------------------------------------------
         Total noncurrent liabilities                                              1,098.2                     780.0

Minority interest                                                                     61.1                     142.0
Stockholders' equity
     Common stock (par value $1.00 per share)
         Authorized - 200 shares
         Issued - 41.1 shares at March 31, 1999 and                                   41.1                      41.1
            December 31, 1998 (includes treasury shares)
     Additional paid-in capital                                                       46.9                      47.4
     Retained earnings                                                               702.3                     658.8
     Accumulated other comprehensive income (loss)                                   (10.1)                     (3.9)
------------------------------------------------------------------------------------------------------------------------
                                                                                     780.2                     743.4
     Less common stock in treasury, at cost
         4.5 shares, March 31, 1999 and
         4.6 shares, December 31, 1998                                               (73.7)                    (75.5)
------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                               706.5                     667.9
------------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                            $2,409.4                  $2,809.9
========================================================================================================================

a)   The  Restricted  Trust held a note  receivable  from Pechiney S.A. and related  letters of credit that secured  Pechiney
     S.A.'s agreement to repay the Pechiney Notes. Pechiney S.A. (Howmet's previous owner) paid the notes on January 4, 1999, and the Restricted Trust was terminated. No Howmet or Cordant funds were used in the payment of the Notes.

See notes to consolidated financial statements.



                                                  CORDANT TECHNOLOGIES INC.
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                        (IN MILLIONS)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                 -------------------------------------
                                                                                       1999                  1998
----------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                           $  47.2              $  32.8
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Minority interest                                                               7.1                  8.8
         Depreciation                                                                   19.5                 17.8
         Amortization                                                                    8.6                  7.7
         Changes in operating assets and liabilities:
            Receivables                                                                (45.8)               (36.2)
            Inventories                                                                (11.2)                 4.8
            Accounts payable and accrued expenses                                      (27.2)               (24.4)
            Income taxes                                                                21.0                 18.4
            Other                                                                        4.8                 (3.4)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                               24.0                 26.3

Investing Activities
     Acquisitions                                                                     (385.0)
     Purchases of property, plant and equipment                                        (31.1)               (23.3)
----------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                (416.1)               (23.3)

Financing Activities
     Net change in short-term debt                                                      50.7                 (1.1)
     Long-term borrowings                                                              450.0                156.4
     Repayment of long-term debt                                                      (130.1)              (116.1)
     Dividends paid                                                                     (3.7)                (3.6)
     Purchase of common stock for treasury                                                                  (10.8)
     Stock option transactions                                                           1.3                  2.7
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                              368.2                 27.5

Foreign currency rate changes                                                           (2.6)                  .1
----------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                                       (26.5)                30.6
Cash and cash equivalents at beginning of year                                          45.3                 45.6
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  18.8              $  76.2
======================================================================================================================


See notes to consolidated financial statements.


                                                  CORDANT TECHNOLOGIES INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                        (IN MILLIONS)
                                                                                           Accumulated
                                                         Additional                           Other        Total
                                                Common   Paid-In    Retained   Treasury   Comprehensive  Stockholders'
                                                Stock    Capital    Earnings     Stock       Income        Equity
----------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1998

Balance, December 31, 1997                        $20.5     $46.0    $ 552.0      $(64.5)    $ (3.5)       $ 550.5
Comprehensive income
    Net income                                                          32.8                                  32.8
      Other comprehensive income
         Cumulative translation adjustment                                                       .1             .1
                                                                                                         -----------
      Total comprehensive income                                                                              32.9
                                                                                                         ===========
Dividends paid                                                          (3.6)                                 (3.6)
Stock  dividend (2.2 treasury shares
    and 20.6 common shares)                        20.6                (20.6)
Treasury stock purchases (.3 shares)                                               (10.8)                    (10.8)
Stock options exercised and related
    income tax benefits (.1 shares)                            .9                    1.8                       2.7
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1998                           $41.1     $46.9    $ 560.6      $(73.5)    $ (3.4)       $ 571.7
====================================================================================================================


--------------------------------------------------------------------------------------------------------------------

Three months ended March 31, 1999

Balance, December 31, 1998                        $41.1     $47.4    $ 658.8      $(75.5)    $ (3.9)       $ 667.9
Comprehensive income
    Net income                                                          47.2                                  47.2
      Other comprehensive income
        Minimum pension liability                                                                .9             .9
        Cumulative translation adjustment                                                      (7.1)          (7.1)
                                                                                                         -----------
      Total comprehensive income                                                                              41.0
                                                                                                         ===========
Dividends paid                                                          (3.7)                                 (3.7)
Stock options exercised and related
    income tax benefits (.1 shares)                           (.5)                   1.8                       1.3
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                           $41.1     $46.9    $ 702.3      $(73.7)    $(10.1)       $ 706.5
====================================================================================================================

See notes to consolidated financial statements.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at December 31, 1998 reflects the Company's audited consolidated balance sheet at that date. In management's opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the three-months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Notice of Annual Meeting and Proxy Statement, Financial Information, incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.


Receivables

The components of receivables are as follows:

                                                        March 31
                                                          1999              December 31
      (in millions)                                   (Unaudited)               1998
      ---------------------------------------------------------------------------------------
      Trade Receivables:
             Trade accounts receivable                    $164.5               $159.0
              Retained receivables                          54.6                 32.0
              Allowance for doubtful accounts               (8.7)                (7.8)
      ---------------------------------------------------------------------------------------
                     Total Trade Receivables               210.4                183.2
      Receivables under U.S. Government contracts
           and subcontracts                                 70.5                 56.8
      ---------------------------------------------------------------------------------------
                                                          $280.9               $240.0
      =======================================================================================

Receivables under government contracts and subcontracts include unbilled costs and accrued profits. Such amounts are billed based on contract terms and delivery schedules.

Cost and incentive-type contracts and subcontracts are subject to government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees totaling $128.1 million, at March 31, 1999, have been recognized on the current Buy 3 Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The Buy 3 RSRM contract is expected to be completed during 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Trade accounts receivable primarily relate to sales to well established corporations and historically, bad debt expense has been minor.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at March 31, 1999. The $54.6 million retained receivables, shown in the March 31, 1999 balance sheet, represents the receivables set aside to replace sold receivables in the event they are not fully collected.


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

The components of inventories are as follows:

                                                                     March 31
                                                                       1999              December 31
      (in millions)                                                (Unaudited)              1998
      ---------------------------------------------------------------------------------------------------

      Raw materials and work-in-process                                $189.7                $161.8
      Finished Goods                                                     66.1                  87.6
      Inventoried costs related to U.S. Government
           and other long-term contracts                                 35.1                  28.8
      Progress payments received on long-term
           contracts                                                    (26.7)                (22.6)
      LIFO valuation adjustment                                          (2.8)                 (3.3)
      ----------------------------------------------------------------------------------------------------
                                                                       $261.4                $252.3
      ====================================================================================================

At March 31, 1999 and December 31, 1998, inventories include $114.9 and $111.8 million, respectively, that are valued using LIFO. The LIFO valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

Purchase of Additional Howmet International Inc. Common Stock

On February 8, 1999,  the Company  acquired for $385 million the  remaining
22.65 million shares of Howmet International Inc. common stock owned by Carlyle Blade Acquisition Partners, L.P. (Carlyle) and entered into a new Standstill Agreement and extended an existing covenant not to compete. With this purchase of the Carlyle shares, the Company's ownership of Howmet International Inc. common stock increases to approximately 84.6 million shares representing 84.6 percent of Howmet's outstanding voting common stock. The remaining 15.4 percent of Howmet common stock is publicly owned. The acquisition was financed with borrowings under an unsecured bank line of credit established in conjunction with the stock purchase. The interest rate on this facility is based on LIBOR plus a spread, and was 5.75 percent at the time of the transaction. As a result of this acquisition, a one-time tax adjustment was recorded in the first quarter of 1999 reversing $7.1 million or $.19 per share of a previously accrued accumulated dividend tax.

Additional detailed financial information on Howmet is available in it's current form 10-Q and in Howmet's Notice of 1999 Annual Meeting and Proxy Statement, Exhibit B, incorporated by reference in Howmet's Annual Report on Form 10-K for the year ended December 31, 1998.

FINANCING ARRANGEMENTS

Long term debt is summarized as follows:

                                                                      March 31
                                                                       1999         December 31
(in millions)                                                       (Unaudited)        1998
---------------------------------------------------------------------------------------------------
Cordant Technologies 6.625% senior notes                               $150.0           $150.0
Cordant Technologies senior revolving credit facilities                 400.0            110.0
Howmet senior revolving credit facility                                  90.0             60.0
Other                                                                    12.4             13.1
---------------------------------------------------------------------------------------------------
                                                                        652.4            333.1
      Less current portion                                                8.1              8.6
---------------------------------------------------------------------------------------------------
                                                                       $644.3           $324.5
===================================================================================================

The Company, excluding Howmet, has credit commitments from a group of banks aggregating $500 million under revolving credit facilities, of which $100 million was available at March 31, 1999. The funds available under the credit facilities may be used for any corporate purpose and are available through May 1999 ($50 million), November 1999 ($300 million) and May 2001 ($150 million). The Company has the option to extend up to $400 million for an additional nine months. The interest rate on the revolving credit facilities is based on LIBOR plus a spread, and was 5.6 and 5.9 percent at March 31, 1999 and December 31, 1998, respectively. The credit agreements and senior notes contain covenants restricting, among other things, the Company's ability to incur funded debt, limitations on liens, sale and leaseback transactions, and the sale of assets.

Howmet has credit commitments from a group of banks aggregating $300 million under a revolving credit agreement, of which $202.4 million was available at March 31, 1999. Howmet had $7.6 million in Letters of Credit outstanding at March 31, 1999 under the revolving credit facility. The funds available under the credit facility may be used for any corporate purpose and are available through December 2002. The interest rate on the facility is based on LIBOR plus a spread, and was 5.2 and 5.8 percent at March 31, 1999 and December 31, 1998, respectively. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments.

Cordant does not have access to Howmet cash balances except through Howmet's declaring a cash dividend to its shareholders, which availability may be restricted under the terms of its revolving credit facility. Howmet does not currently intend to pay dividends.

On February 17, 1999, Howmet paid $66.4 million to redeem all of its 9 percent preferred stock. The payment was made to Cordant Technologies, the sole preferred stockholder. Howmet borrowed under its existing revolving credit facility to make this payment and Cordant Technologies used the proceeds to reduce debt under its revolving credit facilities.

The current portion of long-term debt is classified in "short-term debt" on the balance sheets.

Earnings per share

The following table sets forth the computation of basic and diluted earnings per share:


                                                                         Three-Months Ended
                                                                              March 31
                                                                   ----------------------------------
                                                                          1999
(In millions, except per share data)                                  (Unaudited)         1998
-----------------------------------------------------------------------------------------------------

Numerator for basic and diluted earnings per share:

     Net Income                                                           $47.2          $32.8
======================================================================================================


Denominator:

     Denominator for basic earnings per
         share -- weighted-average shares                                  36.5           36.4
     Effect of dilutive securities
         Employee stock options                                              .9            1.2
-----------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share --
         weighted-average shares and assumed exercises                     37.4           37.6
-----------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                                               $  1.29         $  .90
     Diluted                                                             $  1.26         $  .87
=====================================================================================================


Segment Information

The Company has three reportable segments: Investment Castings, Fastening Systems, and Propulsion Systems. The Company's reportable segments manufacture and distribute distinct products with different production processes.

The  Company  evaluates   performance  and  allocates  resources  based  on
operating income, which is pre-tax income before interest income and expense, and excludes any equity income and other non-operating expenses. In accordance with industry practice, a proportionate share of Corporate general and administrative expense is allocated and reimbursed through Propulsion Systems contracts. Intersegment sales and transfers are not significant.


Summary unaudited segment information for the three-months ended March 31 follows:


(in millions)                                                         1999             1998
---------------------------------------------------------------------------------------------------

 Sales:
 Investment Castings                                                 $ 372.7         $ 328.4
 Fastening Systems                                                     121.2            90.1
 Propulsion Systems                                                    140.2           144.2
---------------------------------------------------------------------------------------------------
      Total sales                                                    $ 634.1          $562.7
===================================================================================================

 Operating income:
 Investment Castings                                                 $  55.0        $   43.8
 Fastening Systems                                                      18.3            13.2
 Propulsion Systems                                                     17.8            18.4
 Unallocated corporate expense                                          (7.3)           (3.8)
---------------------------------------------------------------------------------------------------
      Total operating income                                            83.8            71.6

 Interest income                                                         2.7             2.7
 Interest expense                                                       (9.5)           (5.8)
 Other, net                                                              (.2)            (.9)
---------------------------------------------------------------------------------------------------
      Consolidated income before income taxes
              and minority interest                                  $  76.8         $  67.6
===================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations

All of the following discussion reflects diluted earnings per share.

Income for the First Quarter

Net income for the first quarter ended March 31, 1999, was $47.2 million, or $1.26 per share, an increase of 44 percent, compared to the prior year's quarter net income of $32.8 million or $.87 per share. The current quarter's net income included a Stock Appreciation Rights (SAR) benefit at Howmet of $1.3 million or $.03 per share, resulting from Howmet's stock price decline below the $15 per share ceiling at the end of the quarter. Net income for the current quarter also included a $7.1 million or $.19 per share tax benefit from reversing a dividend tax previously recorded on the Company's share of Howmet's income. Excluding the unusual items listed above, net income of $38.8 million or $1.04 increased 18 percent over the prior year's quarter.

The SAR benefit was caused by a decline in Howmet's common stock price. Compensation expense increases or decreases (benefit) as the market value of the stock fluctuates below a $15 per share ceiling, and also is determined based on employee SAR vesting to date. At March 31, 1999, Howmet's common stock price was $14.31, which resulted in the $1.3 million, or $.03 per share benefit to the Company. SAR benefit or expense is recognized each quarter based on the market value at the end of the quarter compared to the market price at the previous quarter end subject to the $15 per share ceiling limit.


Summary unaudited financial information for the three-months ended March 31 follows:

                                                                                         Better        Percent
(in millions, except per share data)                       1999            1998          (Worse)       Change
------------------------------------------------------------------------------------------------------------------

 Sales:
 Investment Castings                                       $372.7        $328.4          $ 44.3            13
 Fastening Systems                                          121.2          90.1            31.1            35
 Propulsion Systems                                         140.2         144.2            (4.0)           (3)
------------------------------------------------------------------------------------------------------------------
      Total sales                                          $634.1        $562.7          $ 71.4            13
==================================================================================================================

 Operating income:
 Investment Castings                                       $ 55.0        $ 43.8          $ 11.2            26
 Fastening Systems                                           18.3          13.2             5.1            39
 Propulsion Systems                                          17.8          18.4             (.6)           (3)
 Unallocated corporate expense                               (7.3)         (3.8)           (3.5)          (92)
------------------------------------------------------------------------------------------------------------------
      Total operating income                                 83.8          71.6            12.2            17

 Interest income                                              2.7           2.7
 Interest expense                                            (9.5)         (5.8)           (3.7)          (64)
 Other, net                                                   (.2)          (.9)             .7            78
 Income taxes                                               (22.5)        (26.0)            3.5            13
------------------------------------------------------------------------------------------------------------------
      Income before minority interest                        54.3          41.6            12.7            31
 Minority interest                                           (7.1)         (8.8)            1.7            19
------------------------------------------------------------------------------------------------------------------
      Net income                                           $ 47.2        $ 32.8          $ 14.4            44
==================================================================================================================

 Net income per share:
      Basic                                                $  1.29       $   .90         $   .39           43
      Diluted                                              $  1.26       $   .87         $   .39           45


Selected Unaudited Financial Data



                                                           Three Months Ended March 31
                              ---------------------------------------------------------------------------------------------
                                               1999                                            1998
                              -------------------------------------------    ----------------------------------------------
(in millions)                  Cordant        Howmet      Consolidated         Cordant        Howmet        Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by
     operating activities        $14.2         $  9.8           $ 24.0           $ 31.7         $ (5.4)           $26.3
Capital expenditures              (7.8)         (23.3)           (31.1)            (6.7)         (16.6)           (23.3)
Dividends                         (3.7)                           (3.7)            (3.6)                           (3.6)
---------------------------------------------------------------------------------------------------------------------------
                                 $ 2.7         $(13.5)          $(10.8)          $ 21.4         $(22.0)           $ (.6)
===========================================================================================================================

BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER

Investment Castings

The  following  unaudited  information   summarizes  Howmet's  results,  as
separately  reported to its shareholders,  for the three-months ended March
31:


      (in millions)                           1999                  1998
      --------------------------------------------------------------------
      Net sales                              $372.7              $328.4
      Cost of goods sold                      284.6               252.7
      Gross profit                             88.1                75.7
      Operating income                         57.2                44.8
      Net income                             $ 34.8              $ 24.5
      --------------------------------------------------------------------


Following is a reconciliation of Howmet's contribution to the Company's income for the three-months ended March 31:


(in millions)                                                          1999           1998
----------------------------------------------------------------------------------------------
Howmet net income                                                       $34.8         $24.5
Less preferred paid-in-kind dividend (1)                                  (.8)         (1.4)
----------------------------------------------------------------------------------------------
Income available to common shareholders                                  34.0          23.1
----------------------------------------------------------------------------------------------
Company's interest in Howmet income (2)                                  26.8          14.3
Add preferred paid-in-kind dividend                                        .8           1.4
----------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income                            27.6          15.7
Less the Company's 7 percent tax on Howmet income                                      (1.1)
Add the Company's cumulative 7 percent tax reversal on
       Howmet income                                                      7.1
----------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's
     income                                                             $34.7         $14.6
==============================================================================================

(1)  Howmet's 9 percent  paid-in-kind  preferred  stock owned by the  Company  was  redeemed on
     February 17, 1999 for $66.4 million.

(2)  On February 8, 1999, the Company increased its ownership in Howmet from 62 percent to 84.6 percent.

Howmet's sales increased $44.3 million or 13 percent over the prior year's quarter. The sales increase came from the industrial gas turbine (IGT) market.

Howmet's net income was $34.8 million for the quarter, a 42 percent increase from $24.5 million in the prior year's quarter. The principle reason for the higher income was the increased revenue in the IGT market and improved operating margins. The current quarter also includes the aforementioned $1.3 million after-tax SAR benefit which will reverse in future periods if Howmet's stock price increases above $15 per share. Interest expense was $1.9 million lower than the prior year's quarter due to lower debt levels and lower interest rates in the current quarter.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at two of Cercast's facilities. Howmet notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of Howmet's cost to resolve these matters can be completed. Howmet knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, Howmet recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. Based on currently known facts, the Company believes that additional cost to Howmet beyond $4 million, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast Canadian subsidiary is based on the product testing and specification non-compliance issues discussed above, and improper vendor payments previously disclosed. Debarment does not affect existing Cercast contracts, other than extensions. Howmet is negotiating an Administrative Agreement with the Air Force under which the Notice of Proposed Debarment would be terminated. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to Howmet's results of operations.

Fastening Systems

Fastening Systems sales and operating income for the quarter were $31.1 and $5.1 million higher, respectively, than in the prior year's quarter, reflecting both the addition of Jacobson Manufacturing's results and continued strength in the industrial markets. Operating income increased 39 percent over last year's quarter. Operating margins for the quarter were
15.1 percent, compared to 14.7 percent last year. Margins continue to benefit from continuing cost control initiatives and increased revenues. Aerospace sales were lower than the prior year's quarter primarily as a result of lower domestic demand. Excluding Jacobson's results, Huck's total sales and operating income both decreased 7 percent over the prior year due to declining aerospace sales.

Fastening systems book-to-bill ratios, defined as period orders divided by period shipments, for the three months ended March 31, were as follows:

                                                 1999               1998
      ---------------------------------------------------------------------
      Aerospace                                   .59               1.04
      Industrial                                 1.06               1.05
      ---------------------------------------------------------------------
      Fastening Systems Total                     .90               1.05
      =====================================================================

Book to bill ratios are used as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book to bill ratio is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.

Propulsion systems

Propulsion systems sales and operating income for the quarter decreased 3 percent compared to the prior year due primarily to lower activity in the commercial launch motor and flare programs. Space Shuttle Reusable Solid Rocket Motor (RSRM) and Missile Defense sales increased slightly. RSRM operating margins experienced a small increase over the prior year. Propulsion systems operating margins were 12.7 percent in the current quarter compared to 12.8 percent in 1998.

During the quarter, the RSRM contract accounted for approximately 15 percent of the Company's consolidated net sales and 16 percent of consolidated operating income. Current year RSRM sales are expected to approximate the prior year's sales. The current NASA Buy 3 cost-plus-award-fee contract provides for Company production of the Space Shuttle solid rocket motors through 2001. Buy 3 profit margins are expected to improve through 2001 as the contract approaches completion. The Company has negotiated a Buy 4 agreement that extends the program into 2005.

RSRM Buy 4

In December 1998, an agreement was reached with NASA outlining all significant contractual issues for the RSRM Buy 4 contract. The final contract signing is expected in the second quarter of 1999. The Buy 4 contract type is a cost-plus-incentive/performance/award-fee. The Buy 4 contract includes 35 flight sets, or 70 motors, and three flight support motors. Contract completion is expected during 2005. Currently, the Company anticipates follow-on contracts for RSRM motors through the life of the Space Shuttle program. The Space Shuttle program is expected to continue in service through approximately 2010. Long lead material procurement and production has begun under the Buy 4 agreement. The contract is subject to annual Congressional funding. While the Buy 4 agreement is similar in structure and profit potential to the Buy 3 contract, until performance incentives are met, Buy 4 profit margins will be lower than margins currently being recognized on Buy 3.

On February 9, 1999 the Company was notified that NASA intends to consolidate the Company's RSRM contract into the Space Flight Operations Contract with United Space Alliance (U.S.A.). This change will mean the Company will perform RSRM activities under a subcontract to U.S.A. instead of as a prime contractor to NASA. The target date established by NASA for the transition is October 1, 2000. The Company does not anticipate any significant change to its RSRM contract terms or profit potential as a result of the change.


OTHER MATTERS

Selling, general and administrative

For the quarter ended March 31, 1998, selling, general and administrative expenses increased $5.4 million or 12 percent compared to the prior year. Goodwill amortization increased $2.3 million for the quarter, due to the purchase of an additional 22.6 percent of Howmet common stock in February, and the purchase of Jacobson in June 1998. Selling, general and administrative expenses for the three-month period increased $2.4 million due to the addition of Jacobson's selling, general and administrative expenses and to increased corporate costs and marketing efforts. Corporate unallocated costs increased due to increased costs noted above and fewer costs being allocated to Propulsion systems contracts. Increased sales in the commercial segments reduced the amount of corporate costs allocable to that business.

Interest Expense

Interest expense increased $3.7 million over the prior year's quarter due to Cordant's increased borrowings related to the 22.6 percent purchase of Howmet and the Jacobson acquisition.

Income Taxes

The Company had an effective income tax rate of 29 percent, compared with 38 percent for the same three-month period in the prior year. The effective income tax rate for the quarter was 38.5 percent before reversal of the $7.1 million or $.19 per share dividend tax previously recorded on the Company's share of Howmet income. Beginning in February 1999, Howmet's taxable income will be included in the Company's consolidated Federal income tax return, and a dividend tax will no longer be accrued on the Company's share of Howmet results.


YEAR 2000 REMEDIATION

The Company has a decentralized Information Systems (I.S.) function, wherein each of its three business segments operates autonomously with its own I.S. organization. Accordingly, each segment is conducting its own Year 2000 project that is unique to its particular operating environment. Each of the business segment projects is similarly organized into four distinct categories of effort. These four categories include the following: Business Information Systems Remediation; Embedded Processor Systems Remediation; Customer and Supplier Readiness; and Risk Assessment, Worst Case Scenarios and Contingency Planning.

Investment Castings

Business Information Systems Remediation: Investment Castings I.S. organization has identified virtually all date logic problems on its central mainframe and distributed server production systems and remediation is currently in process. This portion of the Year 2000 remediation project, which began in 1996, is scheduled, with minor exceptions, to be completed by June of 1999. All central systems will be placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. The central I.S. Year 2000 project team also provides oversight for the sixteen small, local I.S. groups located at Howmet plant facilities. These plant teams have each completed a Year 2000 readiness assessment that identified all local business systems or equipment requiring corrective action or replacement. This remediation work is currently underway at all plants and is scheduled for completion by June of 1999.

Embedded Processor Systems Remediation: The central I.S. organization has provided each plant facility with guidance and support for embedded processor identification, evaluation, testing and remediation, where required. All plant teams are scheduled to complete this project category by June of 1999.

Customer and Supplier Readiness: Howmet I.S. and procurement personnel have communicated with several hundred of their key customers, suppliers and third parties regarding their respective Year 2000 readiness status and plans. These communications have included written inquiries or questionnaires and, in some instances, on-site meetings. Any electronic interfaces with individual business associates will be addressed on a case-by-case basis. Management has also responded appropriately to Year 2000 readiness inquiries from Howmet customers, suppliers and third parties. Howmet is not aware of any significant readiness issues at this time.

Risk Assessment, Worst Case Scenarios and Contingency Planning: Howmet Castings management believes the most likely worst case scenario would be a one or two week shutdown of individual pieces of critical equipment or computer systems at one or two manufacturing facilities, disrupting but not totally eliminating production at those plants. Workaround procedures would be established by the end of that period. Total remediation of the underlying problem could stretch over a six-month period. Management further believes that this is more likely to occur at its foreign facilities than its U.S. plants. Even in this eventuality, management believes that any loss of revenue during the period involved would be substantially recovered in later periods due to deferral rather than cancellation of orders or deliveries.

Howmet is currently  developing Year 2000 Contingency Plans in three areas:
1) business systems processing at Howmet's primary data center; 2) procurement activities for critical raw materials and services, including transportation; and 3) local manufacturing processes and systems at each facility. These plans are expected to be completed during the third quarter of 1999. Howmet expects to employ various methods of risk mitigation such as: devising alternate manual processes for critical applications; installing a generator at Howmet's central computing facility; establishing a corporate command post and providing full staffing of I.S. and plant maintenance personnel during the year-end weekend; conducting extensive future date testing; developing an inventory build-up strategy; imposing extra product quality testing during the new year; validating customer and supplier electronic interfaces; scheduling shutdowns of critical equipment on December 31, 1999; and active monitoring, measuring, and auditing of plant compliance. While every effort has been made to anticipate and mitigate risks, it is possible that the inability of the Company or certain of its suppliers, customers or third parties to implement solutions to their respective Year 2000 issues on a timely and cost effective basis could have a material adverse effect on the Company.

Cost Information: The estimated cost at completion for all phases of the Howmet Castings project is $16.6 million. An estimated $6.1 million (37 percent) of this amount is for I.S. labor and miscellaneous project costs; these costs are being expensed as routine I.S. systems maintenance as incurred over the three-year duration of the project. Another $7.6 million (46 percent) is for software package purchase and implementation costs for applications that were installed or expedited for Year 2000 purposes. An additional $2.9 million (17 percent) has been spent for infrastructure upgrades or replacement. Approximately $11.9 million (72 percent) had been expended as of March 31, 1999; the estimated $4.7 million (28 percent) in remaining costs will be expended during the remainder of 1999. No major information systems initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. Management has concluded that it will substantially benefit from these efforts because of the elimination of numerous old systems, implementation of several new state-of-the-art applications, new and thorough documentation of many older systems, and the creation of updated and improved business continuity plans.


Propulsion Systems

Business Information Systems Remediation: Thiokol Propulsion has completed its renovation on all major production applications. The objective of the project, which began in early 1996, was to identify all date-related program logic, to renovate, replace or eliminate all date processing problems, to validate the results via integrated system testing, and to implement into production the corrected application software. All systems that were replaced or renovated have been moved into production. The production environment will then be maintained under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. In addition, all computer and internal telecommunications hardware systems have been evaluated, upgraded and tested, as required, and are presently being moved into production. This activity will be completed in June of 1999 with the replacement of a telephone PBX system at an offsite location.

Embedded Processor Systems Remediation: Cross-functional teams at each Thiokol Propulsion facility have inventoried, evaluated, replaced or renovated, and tested all embedded processor systems with potential Year 2000 readiness risks. Systems evaluated include programmable process controllers, recording devices, data collection devices, security and alarm systems, pumps and pumping stations, power metering systems, elevators, HVAC timers, protective relays and card readers. To date 99 percent have been corrected or replaced with only minor issues remaining to be resolved. The scheduled completion for this category of effort is June of 1999.

Customer and Supplier Readiness: Thiokol Propulsion is actively communicating with its key customers, suppliers and third parties to help ensure that its supply chain dependencies and interfaces are or will be Year 2000 ready. This initiative, which will continue throughout 1999, involves written inquiries or questionnaires to these business associates regarding the status of their respective Year 2000 readiness efforts. For certain key customers, critical suppliers (i.e. railways, sole sources, critical materials and utilities) and third parties, on-premise meetings have been conducted to review detailed project plans and timetables. Thiokol has also responded appropriately upon receipt of such inquiries from its customers, suppliers and third parties. Management is not aware of any significant readiness issues at this time.

Risk Assessment, Worst Case Scenarios and Contingency Planning: Risk assessment and contingency planning for the Company's business information systems and embedded processor systems are expected to be completed by June of 1999. Additional categories of risk assessment and contingency planning focus on the external influences that the Company does not directly control. The outcomes of ongoing external renovation activities will be rigorously monitored with risks assessed and contingency plans put in place as required. The critical supplier chain has been addressed and contingency plans put into place, mitigating the risk of disruption to manufacturing operations for lack of materials or finished components. The NASA-critical solid rocket motor program risk has been assessed as minimal. With five flights planned for 1999 and ongoing production, five flight sets of hardware will be in inventory at Kennedy Space Flight Center by December 1999. This inventory will support the shuttle launch schedule through August 2000. Additionally, in December 1999, 3.6 flight sets of hardware will be in inventory at Thiokol Propulsion facilities. Risk assessment and contingency planning will be a dynamic activity and as such will be monitored and acted upon on a continual basis as risks are identified.

Cost Information: The estimated cost at completion for all phases of the Thiokol Propulsion project is $9.0 million. These costs are recorded as incurred over the three-year duration of the project. Approximately $8.3 million (92 percent) had been expended through March 31, 1999, and the $ .7 million (8 percent) in estimated remaining costs will be expended during the remainder of 1999. Of the total estimated project cost, 58 percent is labor and miscellaneous project-related expense, 12 percent is for I.S. infrastructure upgrades and replacement, and 30 percent is for software package implementations that were performed or expedited to address Year 2000 issues. No major information systems initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. On average, Year 2000 project spending has consumed only 7.5 percent of the annual I.S. budget and 10-12 percent of I.S. staffing. Thiokol Propulsion management has concluded that it will substantially benefit from these efforts because of the elimination of several old systems, the implementation of new state-of-the-art applications, new and thorough documentation of many older systems, and the creation of updated and improved business continuity plans.

Fastening Systems

Business Information Systems Remediation: Huck Fasteners is employing a dual approach to Year 2000 readiness for its business application systems. For many years most Huck locations have used a standard commercial, vendor-supported application software product. As of March 31, 1999, approximately one-half of those locations had been upgraded to a version of the software product that addresses virtually all Year 2000 readiness issues. All remaining Huck locations, including its international sites and headquarters offices, are implementing a recently purchased Enterprise Resource Planning (ERP) software product that is both Year 2000 and Euro ready. The ERP implementation is presently underway at eight sites, with 50 percent of the sites and 65 percent of the user base already operational. The new system will be operational at the remainder of the sites by June 1999. Additional local and system-wide testing activity is being conducted during the remainder of 1999.

Embedded Processor Systems Remediation: Huck Fasteners has a dedicated Year 2000 program office that supports each site in establishing a cross-functional team to identify, evaluate, test and, where needed, to modify or replace embedded processor systems. To date, formal inventories have been completed, criticality assessments have been made and evaluation of the individual devices is underway. Project work on this category is scheduled for completion during September 1999.

Customer and Supplier Readiness: Huck Fasteners has submitted written inquiries or questionnaires to all major customers, critical suppliers and certain third parties to determine their respective Year 2000 readiness status and plans. Any electronic interfaces will be coordinated with these business associates on a case-by-case basis. Management has also responded appropriately to Year 2000 inquiries made by any of its customers, suppliers and third parties. Huck is not aware of any significant Year 2000 readiness issues at this time.

Risk Assessment, Worst Case Scenarios and Contingency Planning: Using the approach of certain major Huck customers, management has contracted with independent assessors to audit its progress against plan and with respect to industry benchmarks. Additionally, several customers have provided assessment teams to evaluate individual sites and Huck's overall Year 2000 readiness and plans. These independent assessments have addressed both the Industrial and Aerospace businesses and the feedback is being used to refine Huck's approach to risk assessment and contingency planning. Work on worst case scenarios and formal contingency planning is underway, and is expected to be completed during June of 1999.

Cost Information: The estimated total cost at completion for all phases of the Huck Year 2000 project is $11.9 million. Approximately $6.4 million (54 percent) of that total amount will be capitalized. The estimated $5.5 million (46 percent) in remaining cost is classified as routine I.S. maintenance and is being expensed as incurred over the three-year life of the project. Approximately $7.9 million (67 percent) had been expended as of March 31, 1999, and the estimated $4.0 million (33 percent) in remaining costs will be expended in 1999. No major I.S. initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. Huck management has concluded that it will substantially benefit from these efforts because of the elimination of several old systems, the implementation of new state-of-the-art applications, and the creation of updated and improved business continuity plans.


Euro Conversion

The Company is assessing the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, January 1, 1999
- December 31, 2001, and after full Euro conversion post July 1, 2002. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue. Enterprise Resource Planning (ERP) software being implemented at Huck as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be significant. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The cost of payroll systems modifications is also undetermined. The Company expects no Euro conversion impact to its Thiokol Propulsion business segment. The Company expects no significant impact to its contracting policies or competitive position related to its three business segments as a result of the Euro conversion. The Company is reviewing the impact of the Euro conversion on its foreign exchange exposure and has determined a modest increase in this exposure due to the Company's United Kingdom operation's acceptance of Euro denominated contracts. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure.


Liquidity and Capital Resources

For the current three-month period, consolidated net cash flows from operating activities were $24 million compared to $26.3 million last year. Compared to the prior year, the higher net income in the current period was offset by higher cash used for an increase in receivables and inventories. The increase in receivables resulted from collection timing issues related to both Howmet's retained receivables and Propulsion systems balances. The increase in inventories was primarily from the Investment Castings segment.

Acquisition activity included $385 million for the purchase of 22.6 percent of Howmet common stock. Consolidated capital spending on property, plant and equipment used $31.1 million in the current period compared to $23.3 million in the prior year. Howmet used $23.3 million in capital expenditures, mainly for capacity expansions to serve the core business as well as additional expenditures to support new products and process enhancement activities.

Financing activities for the three-month period provided $368.2 million of cash compared to $27.5 million of cash provided in the prior year period. In February, the Company borrowed $385 million to finance the Howmet common stock purchase. During the period the Company repaid a total of $130.1 million of debt, $35 million being repaid by Howmet.

On February 17, 1999, Howmet paid $66.4 million to redeem all of its 9 percent paid-in-kind preferred stock. The payment was made to Cordant Technologies, the sole preferred stockholder. Howmet borrowed under its existing senior revolving credit facility to make this payment and Cordant Technologies used the proceeds to reduce debt under its senior revolving credit facilities.

During the three-month period, Cordant did not repurchase any shares of common stock. In the prior year period, Cordant repurchased 265,200 shares of it's common stock for $10.8 million. There are approximately 2.4 million shares available for repurchase under the current share repurchase authorization. Cordant will repurchase shares when, and in amounts as it deems appropriate.

Cordant does not have access to Howmet cash balances except through Howmet declaring a cash dividend to its shareholders. Howmet is limited as to the amount of dividends it can declare under the terms of Howmet's financing agreements. Howmet does not currently intend to pay dividends.

At December 31, 1998, the Company's balance sheet includes $716.4 million of Pechiney Notes and a related $716.4 million Restricted Trust asset. On January 4, 1999, Pechiney, S.A. (Howmet's previous owner) repaid the Pechiney Notes in full. As a result, the Restricted Trust, which secured Pechiney, S.A's agreement to repay the notes was terminated. No Howmet or Cordant funds were used in the payment of the Notes.

At March 31, 1999, Cordant had $500 million in revolving credit facilities with $100 million available for additional use. In addition, on March 31, 1999, Howmet had a $300 million revolving credit facility with $202.4 million available for additional borrowing and/or letters of credit.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at March 31, 1999. The $54.6 million retained receivables, shown in the March 31, 1998 balance sheet, represents the receivables set aside to replace sold receivables in the event they are not fully collected.


The Company's liquidity ratio's were as follows:

                                            March 31          December 31
                                              1999                1998
---------------------------------------------------------------------------
Working Capital (in millions)                $73.8               $94.8
Current Ratio                                  1.1                 1.2
Debt-to-equity                               109.6%               60.6%
Debt-to-total capital                         54.0%               40.8%
---------------------------------------------------------------------------

All of the  above  ratios  for 1998  exclude  the  Pechiney  Notes  and the
Restricted Trust terminated with Pechiney S.A.'s payment of its Notes on January 4, 1999. The debt-to-total-capital ratio includes the $55 million receivable facility at Howmet. The current ratio and working capital decreases resulted primarily from increased short-term debt levels. Estimated future cash flows from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program on both a short and long-term basis. The Company expects that its senior revolving credit facilities will be renegotiated, restructured, or replaced and continually reviews its options for other types of long-term financing.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholder's equity, changed by $7.1 million. The change is primarily due to the strengthening of the U.S. dollar relative to the French franc.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risks since the end of the Company's December 31, 1998 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's 1999 Notice of Annual Meeting and Proxy Statement, Financial Information, incorporated by reference in the Annual Report on Form 10-K for the year ended December 31, 1998.

PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

The Company's "Cautionary Statements" with respect to certain statements herein that the Company believes are "forward looking statements" under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995 are set forth in Item 7, Management's Discussion and Analysis of Financial Conditions and Operations of the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Many of the factors described herein are discussed in both current and prior Company Securities and Exchange Commission filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                                  Exhibits

       Exhibit      10            Material Contracts

                    10.1          Credit Agreement dated as of February 5, 1999 among Cordant  Technologies Inc. and
                                  The First  National Bank of Chicago,  individually  and as  Administrative  Agent,
                                  First Chicago Capital  Markets,  Inc., as arranger,  and the lending  institutions party hereto.

                    10.2          Form of Amended  and  Restated  Employment  Agreement  dated  March 1, 1999 by and among Cordant  Technologies Inc. and Messrs.  James R. Wilson,  Richard L. Corbin,
                                  James E.  McNulty,  Bruce M. Zorich and certain  other  executive  officers of the
                                  Company.

                    10.3          Form Cordant  Technologies Inc. 1999 Stock Option Grant Agreement  Incentive Stock
                                  Option.

                    10.4          Form Cordant  Technologies  Inc.  1999 Stock Option Grant  Agreement Non Qualified
                                  Stock Option.

       Exhibit      27.1          Financial Data Schedule.


Reports on Form 8-K

On February 9, 1999, a Form 8-K was filed. Included therein was Item 2, "Acquisition or Disposition of Assets" disclosing the Company's acquisition of 22,650,000 shares of Howmet International Inc. common stock owned by the Carlyle Group. Included in Item 5, "Other Events" was the text of the announcement of earnings for the quarter and year-ended December 31, 1998, summary financial information was included.


SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     CORDANT TECHNOLOGIES INC.
                                     (Registrant)




Date:    April 27, 1999.             /s/  Richard L. Corbin____________
                                     Richard L. Corbin, Senior Vice
                                     President and Chief Financial Officer
                                     (Principal Financial Officer)




                                     /s/  Michael R. Ayers_____________
                                     Michael R. Ayers,
                                     Vice President and Controller
                                     (Principal Accounting Officer)