Form 10-Q
period 1999-06-30
CORDANT TECHNOLOGIES INC
filed 1999-07-27
CIK 68366

10


                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended June 30, 1999

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


Common Stock, $1.00 par value, outstanding at June 30, 1999: 36,673,270

                         CORDANT TECHNOLOGIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                               June 30, 1999


                                   INDEX

                                                                       Page

                       PART I. FINANCIAL INFORMATION

ITEM 1.       Financial Statements

              Consolidated Statements of Income - Three months
                   ended and Six months ended June 30, 1999 and 1998      3

              Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998                  4-5

              Consolidated Statements of Cash Flows - Six
                   months ended June 30, 1999 and 1998                    6

              Consolidated Statements of Stockholders' Equity-
                   Three months ended and Six months ended
                   June 30, 1999 and 1998                                 7

              Notes to Consolidated Financial Statements               8-14

ITEM 2.       Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                15-32

ITEM 3.       Quantitative and Qualitative Disclosure about Market Risk  32


                         PART II. OTHER INFORMATION

ITEM 1.       Legal Proceedings                                          33

ITEM 4.       Submission of Matters to a Vote of Security Holders        33

ITEM 5.       Other Information                                       33-40

ITEM 6.       Exhibits and Reports on Form 8-K                           41

SIGNATURES                                                               41

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                                                CORDANT TECHNOLOGIES INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
                                           (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                           Three Months Ended                 Six Months Ended
                                                                June 30                            June 30
                                                          -----------------------------------------------------------------
                                                                 1999          1998                1999            1998
---------------------------------------------------------------------------------------------------------------------------

Net sales                                                     $ 641.9        $ 628.6         $ 1,276.0        $ 1,191.3

Operating expenses:
     Cost of sales                                              498.6          491.8             989.2            928.5
     Selling, general and administrative                         56.4           46.9             107.8             92.9
     Research and development                                     8.3            8.1              16.5             16.5
---------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                               563.3          546.8            1,113.5         1,037.9
---------------------------------------------------------------------------------------------------------------------------

Income from operations                                           78.6           81.8              162.5           153.4

Interest income                                                   2.1            3.8                4.7             6.5
Interest expense                                                (10.7)          (6.9)             (20.2)          (12.7)
Other, net                                                        (.5)           (.3)               (.7)           (1.2)
---------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
    minority interest                                            69.5           78.4              146.3           146.0
Income taxes                                                    (26.2)         (27.4)             (48.7)          (53.4)
---------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                  43.3           51.0               97.6            92.6
Minority interest                                                (4.8)          (9.9)             (11.9)          (18.7)
---------------------------------------------------------------------------------------------------------------------------

Net income                                                    $  38.5        $  41.1         $     85.7       $    73.9
===========================================================================================================================

Net income per share:
     Basic                                                    $  1.05         $ 1.13        $      2.34        $   2.03
     Diluted                                                  $  1.03         $ 1.09        $      2.29        $   1.96
===========================================================================================================================
Dividends per share                                           $   .10         $  .10        $       .20        $    .20
===========================================================================================================================


See notes to consolidated financial statements.

                                              CORDANT TECHNOLOGIES INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                     (IN MILLIONS)

                                                                               June 30
                                                                                1999                   December 31
                                                                             (Unaudited)                   1998
------------------------------------------------------------------------------------------------------------------------

Assets
Current assets
     Cash and cash equivalents                                                $    17.8                 $    45.3
     Receivables                                                                  294.1                     240.0
     Inventories                                                                  258.4                     252.3
     Deferred income taxes and prepaid expenses                                    55.1                      60.8
     Restricted Trust (a)                                                                                   716.4
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                     625.4                   1,314.8

Property, plant and equipment, at cost
     less allowances for depreciation                                             702.6                     672.3

Other assets
     Costs in excess of net assets of businesses
         acquired, net                                                            850.1                     561.7
     Patents and other intangible assets, net                                     119.8                     128.3
     Other noncurrent assets                                                      132.0                     132.8
------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                         1,101.9                     822.8
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                             $ 2,429.9                 $ 2,809.9
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


                                               CORDANT TECHNOLOGIES INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                     (IN MILLIONS)
                                                                               June 30
                                                                                1999                   December 31
                                                                             (Unaudited)                   1998
------------------------------------------------------------------------------------------------------------------------

Liabilities and stockholder's equity
Current liabilities
     Short-term debt                                                           $   128.7                $    80.1
     Accounts payable                                                              139.7                    139.8
     Accrued compensation                                                           97.0                     81.6
     Other accrued expenses                                                        201.1                    202.1
     Pechiney Notes (a)                                                                                     716.4
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                 566.5                  1,220.0

Noncurrent liabilities
     Accrued retiree benefits                                                      172.1                    169.0
     Deferred income taxes                                                          50.3                     52.3
     Accrued interest and other noncurrent liabilities                             233.2                    234.2
     Long-term debt                                                                604.1                    324.5
------------------------------------------------------------------------------------------------------------------------
         Total noncurrent liabilities                                            1,059.7                    780.0

Minority interest                                                                   65.1                    142.0
Stockholders' equity
     Common stock (par value $1.00 per share)
         Authorized - 200 shares
         Issued - 41.1 shares at June 30, 1999 and
            December 31, 1998 (includes treasury shares)                            41.1                     41.1
     Additional paid-in capital                                                     47.5                     47.4
     Retained earnings                                                             737.2                    658.8
     Accumulated other comprehensive income (loss)                                 (15.1)                    (3.9)
------------------------------------------------------------------------------------------------------------------------
                                                                                   810.7                    743.4
     Less common stock in treasury, at cost
         4.4 shares, June 30, 1999 and
         4.6 shares, December 31, 1998                                             (72.1)                   (75.5)
------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                             738.6                    667.9
------------------------------------------------------------------------------------------------------------------------

            Total liabilities and stockholders' equity                         $ 2,429.9                $ 2,809.9
=========================================================================================================================

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


                                             CORDANT TECHNOLOGIES INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (IN MILLIONS)

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                 -------------------------------------
                                                                                       1999                  1998
----------------------------------------------------------------------------------------------------------------------
Operating Activities
Net income                                                                          $  85.7              $  73.9
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Minority interest                                                             11.9                 18.7
         Depreciation                                                                  39.5                 34.6
         Amortization                                                                  19.3                 15.1
         Changes in operating assets and liabilities:
            Receivables                                                               (62.3)               (21.4)
            Inventories                                                                (9.5)                (3.9)
            Accounts payable and accrued expenses                                       8.7                 (4.0)
            Income taxes                                                               11.4                 18.6
            Other                                                                       6.3                   .7
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                             111.0                132.3

Investing Activities
     Acquisitions                                                                    (385.0)              (273.6)
     Purchases of property, plant and equipment                                       (76.0)               (50.1)
     Proceeds from disposal of assets                                                   1.0                  4.8
----------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                               (460.0)              (318.9)

Financing Activities
     Net change in short-term debt                                                     49.6                 35.5
     Issuance of long-term debt                                                       450.0                306.4
     Repayment of long-term debt                                                     (170.1)              (168.9)
     Purchase of common stock for treasury                                                                 (10.8)
     Stock option transactions                                                          3.5                  3.6
     Dividends paid                                                                    (7.3)                (7.3)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                             325.7                158.5
Foreign currency rate changes                                                          (4.2)                 (.1)
Decrease in cash and cash equivalents                                                 (27.5)               (28.2)
Cash and cash equivalents at beginning of year                                         45.3                 45.6
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $  17.8              $  17.4
======================================================================================================================


See notes to consolidated financial statements.



                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                   (IN MILLIONS)
                                                                                           Accumulated
                                                         Additional                           Other        Total
                                                Common   Paid-In    Retained   Treasury   Comprehensive  Stockholders'
                                                Stock    Capital    Earnings     Stock       Income        Equity
--------------------------------------------------------------------------------------------------------------------

Three months ended June 30

Balance, March 31, 1998                         $ 41.1     $ 46.9     $ 560.6    $ (73.5)   $  (3.4)       $ 571.7
Comprehensive income
    Net income                                                           41.1                                 41.1
      Other comprehensive income
         Cumulative translation adjustment                                                      (.5)           (.5)
                                                                                                         -----------
      Total comprehensive income                                                                              40.6
                                                                                                         ===========

Dividends paid                                                           (3.7)                                (3.7)
Stock options exercised and related
    income tax benefits (.1 shares)                          (.1)                    1.0                        .9
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                          $ 41.1     $ 46.8     $ 598.0    $ (72.5)   $  (3.9)       $ 609.5
====================================================================================================================

Balance, March 31, 1999                         $ 41.1     $ 46.9     $ 702.3    $ (73.7)   $ (10.1)       $ 706.5
Comprehensive income
    Net income                                                           38.5                                 38.5
      Other comprehensive income
        Cumulative translation adjustment                                                      (5.0)          (5.0)
                                                                                                         -----------

      Total comprehensive income                                                                              33.5
                                                                                                         ===========

Dividends paid                                                           (3.6)                                (3.6)
Stock options exercised and related
    income tax benefits (.1 shares)                            .6                    1.6                       2.2
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                          $ 41.1     $ 47.5     $ 737.2    $ (72.1)   $ (15.1)       $ 738.6
====================================================================================================================

Six months ended June 30

Balance, December 31, 1997                      $ 20.5     $ 46.0     $ 552.0    $ (64.5)   $  (3.5)       $ 550.5
Comprehensive income
    Net Income                                                           73.9                                 73.9
      Other comprehensive income
        Cumulative translation adjustment                                                       (.4)           (.4)
                                                                                                         -----------
      Total comprehensive income                                                                              73.5
                                                                                                         ===========
Dividends paid                                                           (7.3)                                (7.3)
Stock Split (2.2 treasury shares and
    20.6 common shares)                           20.6                  (20.6)
Treasury stock purchases (.3 shares)                                              (10.8)                     (10.8)
Stock options exercised and related
    income tax benefits (.1 shares)                            .8                   2.8                        3.6

--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1998                          $ 41.1     $ 46.8     $ 598.0    $ (72.5)   $  (3.9)       $ 609.5
====================================================================================================================

Balance, December 31, 1998                      $ 41.1     $ 47.4     $ 658.8    $ (75.5)   $  (3.9)       $ 667.9
Comprehensive income
    Net income                                                           85.7                                 85.7
      Other comprehensive income
        Minimum pension liability                                                                .9             .9
        Cumulative translation adjustment                                                     (12.1)         (12.1)
                                                                                                         -----------
    Total comprehensive income                                                                                74.5
                                                                                                         ===========
Dividends paid                                                           (7.3)                                (7.3)
Stock options exercised and related
    income tax benefits (.2 shares)                            .1                    3.4                       3.5
--------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1999                          $ 41.1     $ 47.5     $ 737.2    $ (72.1)   $ (15.1)       $ 738.6
====================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at December 31, 1998 reflects the Company's audited consolidated balance sheet at that date. In management's opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the six-months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Notice of Annual Meeting and Proxy Statement, Financial Information, incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.


Receivables

The components of receivables are as follows:
                                                                              June 30
                                                                                1999              December 31
      (in millions)                                                         (Unaudited)             1998
     --------------------------------------------------------------------------------------------------------------

      Trade Receivables:
        Trade accounts receivable                                              $ 164.4              $ 159.0
        Retained receivables                                                      53.0                 32.0
        Allowance for doubtful accounts                                           (7.6)                (7.8)
      -------------------------------------------------------------------------------------------------------------
      Total Trade Receivables                                                    209.8                183.2
        Receivables under U.S. Government contracts
        and subcontracts                                                          84.3                 56.8
      -------------------------------------------------------------------------------------------------------------
                                                                               $ 294.1              $ 240.0
      =============================================================================================================

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

Cost management award fees totaling $138.7 million, at June 30, 1999, have been recognized on the current Buy 3 Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The Buy 3 RSRM contract is expected to be completed during 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Trade accounts receivable primarily relate to sales to well established corporations and historically, bad debt expense has been minor.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at June 30, 1999. The $53 million retained receivables, represents the receivables set aside to replace sold receivables in the event they are not fully collected.


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

The components of inventories are as follows:

                                                                              June 30
                                                                                1999              December 31
(in millions)                                                                 (Unaudited)             1998
-------------------------------------------------------------------------------------------------------------------

Raw materials and work-in-process                                          $ 189.8                $ 161.8
Finished Goods                                                                62.6                   87.6
Inventoried costs related to U.S. Government
  and other long-term contracts                                               31.8                   28.8
Progress payments received on long-term contracts                            (22.5)                 (22.6)
  LIFO valuation adjustment                                                   (3.3)                  (3.3)
-------------------------------------------------------------------------------------------------------------------
                                                                           $ 258.4                $ 252.3
===================================================================================================================

At June 30, 1999 and December 31, 1998, inventories include $115.7 and $111.8 million, respectively, that are valued using LIFO. The LIFO valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

Purchase of Additional Howmet International Inc. Common Stock

On February 8, 1999, the Company acquired the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle Blade Acquisition Partners, L.P. (Carlyle) for $385 million and entered into a new Standstill Agreement and extended an existing covenant not to compete. With this purchase of the Carlyle shares, the Company's ownership of Howmet International Inc. common stock increases to approximately 84.6 million shares representing 84.6 percent of Howmet's outstanding voting common stock. The remaining 15.4 percent of Howmet common stock is publicly owned. The acquisition was financed with borrowings under an unsecured bank line of credit established in conjunction with the stock purchase. The interest rate on this facility is based on LIBOR plus a spread, and was 5.75 percent at the time of the transaction. As a result of this acquisition, a one-time tax adjustment was recorded in the first quarter of 1999 reversing $7.1 million or $.19 per share of a previously accrued accumulated dividend tax.

Additional detailed financial information on Howmet is available in it's current Form 10-Q and in Howmet's Notice of 1999 Annual Meeting and Proxy Statement, Exhibit B, incorporated by reference in Howmet's Annual Report on Form 10-K for the year ended December 31, 1998.

FINANCING ARRANGEMENTS

Long term debt is summarized as follows:

                                                                                 June 30
                                                                                  1999             December 31
(in millions)                                                                  (Unaudited)             1998
-------------------------------------------------------------------------------------------------------------------

Cordant Technologies 6.625% senior notes                                        $ 150.0               $ 150.0
Cordant Technologies senior revolving credit facilities                           380.0                 110.0
Howmet senior revolving credit facility                                            70.0                  60.0
Other                                                                              12.0                  13.1
--------------------------------------------------------------------------------------------------------------------
                                                                                  612.0                 333.1
      Less current portion                                                          7.9                   8.6
--------------------------------------------------------------------------------------------------------------------
                                                                                $ 604.1               $ 324.5
--------------------------------------------------------------------------------------------------------------------

The Company, excluding Howmet, has credit commitments from a group of banks aggregating $500 million under revolving credit facilities, of which $120 million was available at June 30, 1999. The funds available under the credit facilities may be used for any corporate purpose and are available through November 1999 ($300 million), February 2000 ($50 million), and May 2001 ($150 million). The Company has the option to extend the November 1999 facility for an additional nine months. The interest rate on the revolving credit facilities is based on LIBOR plus a spread, and was 5.7 and 5.9 percent at June 30, 1999 and December 31, 1998, respectively. The credit agreements and senior notes contain covenants restricting, among other things, the Company's ability to incur funded debt, limitations on liens, sale and leaseback transactions, and the sale of assets.

Howmet has credit commitments from a group of banks aggregating $300 million under a revolving credit agreement, of which $222.4 million was available at June 30, 1999. Howmet had $7.6 million in Letters of Credit outstanding at June 30, 1999 under the revolving credit facility. The funds available under the credit facility may be used for any corporate purpose and are available through December 2002. The interest rate on the facility is based on LIBOR plus a spread, and was 5.3 and 5.8 percent at June 30, 1999 and December 31, 1998, respectively. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments.

Cordant Technologies does not have access to Howmet cash balances except through Howmet's declaring a cash dividend to its shareholders, which availability may be restricted under the terms of Howmet's revolving credit facility. Howmet does not currently intend to pay dividends.

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

Earnings per share

The following unaudited table sets forth the computation of basic and diluted earnings per share:

                                                         Three-Months Ended             Six-Months Ended
                                                              June 30                        June 30
                                                    ----------------------------------------------------------
(In millions, except per share data)                   1999            1998            1999          1998
--------------------------------------------------------------------------------------------------------------

Numerator for basic and
     diluted earnings per share:

         Net Income                                    $ 38.5         $ 41.1         $ 85.7        $ 73.9
--------------------------------------------------------------------------------------------------------------

Denominator

     Denominator for basic earnings
         per share--weighted-average
              shares                                     36.6           36.5           36.6          36.5
     Effect of dilutive securities
         employee stock options                           1.0            1.1             .9           1.1
--------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings
         per share--weighted-average
         shares and assumed exercises                    37.6           37.6           37.5          37.6
--------------------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                             $ 1.05       $   1.13        $  2.34       $  2.03
     Diluted                                           $ 1.03       $   1.09        $  2.29       $  1.96
==============================================================================================================



Lakewood Closure and Relocation

The Company announced the closing and relocation of assets at its Lakewood, California, aerospace fastener manufacturing plant to the Company's nearby Carson, California, plant. The Lakewood closure will result in reduced fixed costs of approximately $6 million pre-tax annually and allow utilization of available capacity at Carson. The consolidated plant will be able to support customers at the peak production rates experienced during 1998. The Company's second quarter results include a $5 million pre-tax charge for the plant closing. The Company expects to receive savings of approximately $1.5 million in the fourth quarter of 1999. The relocation will result in the elimination of approximately 115 jobs. The Lakewood plant is expected to close on September 1, 1999.

Accounting Standards

In June 1999, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS 133 to fiscal years beginning after June 15, 2000. The Company will adopt the new statement beginning on January 1, 2001. The Company does not believe that SFAS 137 will have a significant effect on the earnings and financial position of the Company.


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

Summary unaudited segment information for the three months and six months ended June 30 follows:

                                                    Three Months Ended               Six months Ended
                                                         June 30                         June 30
                                               ----------------------------------------------------------------


(in millions)                                       1999            1998          1999              1998
---------------------------------------------------------------------------------------------------------------
 Sales:
 Investment Castings                                $ 369.7         $ 335.7       $   742.4      $   664.1
 Fastening Systems                                    116.0           100.7           237.1          190.8
 Propulsion Systems                                   156.2           192.2           296.5          336.4
---------------------------------------------------------------------------------------------------------------
      Total sales                                   $ 641.9         $ 628.6       $ 1,276.0      $ 1,191.3
---------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings                                $  48.8         $  48.8       $   103.8      $    92.6
 Fastening Systems                                     12.4            16.7            30.7           29.9
 Propulsion Systems                                    25.1            22.9            42.9           41.3
 Unallocated corporate expense                         (7.7)           (6.6)          (14.9)         (10.4)
---------------------------------------------------------------------------------------------------------------
      Total operating income                           78.6            81.8           162.5          153.4

 Interest income                                        2.1             3.8             4.7            6.5
 Interest expense                                     (10.7)           (6.9)          (20.2)         (12.7)
 Other, net                                             (.5)            (.3)            (.7)          (1.2)
---------------------------------------------------------------------------------------------------------------
      Consolidated  income before income taxes
     and minority interest
                                                    $  69.5         $  78.4       $   146.3      $   146.0
===============================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations

All of the following discussion reflects diluted earnings per share.

Income for the Second Quarter

Net income for the second quarter ended June 30, 1999, was $38.5 million, or $1.03 per share, a decrease of 6 percent, compared to the prior year's quarter net income of $41.1 million or $1.09 per share. The current quarter's net income included a $3.1 million or $.08 per share charge in the fastener segment for the closure and relocation of the Lakewood, California aerospace fastener facility. Net income for the current quarter also included the reversal of the first quarter Stock Appreciation Rights
(SAR) benefit at Howmet of $1.3 million or $.03 per share. This expense resulted from Howmet's stock price increasing above the $15 per share ceiling at the end of the quarter. Net income for the prior year's quarter included a $2.6 million or $.07 per share tax refund. Excluding the unusual items listed above, income of $42.9 million or $1.14 per share increased 12 percent over the prior year's quarter.


Summary unaudited financial information for the three-months ended June 30 follows:


(in millions, except per share data)                      1999             1998           Better          Percent
                                                                                          (Worse)
---------------------------------------------------------------------------------------------------------------------

 Sales:
 Investment Castings                                      $ 369.7          $ 335.7          $ 34.0            10
 Fastening Systems                                          116.0            100.7            15.3            15
 Propulsion Systems                                         156.2            192.2           (36.0)          (19)
---------------------------------------------------------------------------------------------------------------------
      Total sales                                         $ 641.9          $ 628.6          $ 13.3             2
---------------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings (1)                                  $  48.8          $  48.8
 Fastening Systems                                           12.4             16.7          $ (4.3)          (26)
 Propulsion Systems                                          25.1             22.9             2.2            10
 Unallocated corporate expense                               (7.7)            (6.6)           (1.1)          (17)
---------------------------------------------------------------------------------------------------------------------
      Total operating income                                 78.6             81.8            (3.2)           (4)

 Interest income                                              2.1              3.8            (1.7)          (45)
 Interest expense                                           (10.7)            (6.9)           (3.8)          (55)
 Other, net                                                   (.5)             (.3)            (.2)          (67)
 Income taxes                                               (26.2)           (27.4)            1.2             4
---------------------------------------------------------------------------------------------------------------------
      Income before minority interest                        43.3             51.0            (7.7)          (15)
 Minority interest                                           (4.8)            (9.9)            5.1            52
---------------------------------------------------------------------------------------------------------------------
      Net income                                          $  38.5          $  41.1          $ (2.6)           (6)
=====================================================================================================================

 Net income per share:
      Basic                                               $  1.05          $  1.13         $  (.08)           (7)
      Diluted                                             $  1.03          $  1.09         $  (.06)           (6)

(1)   Investment  Castings  operating  income  includes  goodwill  amortization  of $2.9 and $1  million in 1999 and 1998, respectively, associated with the Howmet common stock purchases in December 1997 and February 1999.

Selected Unaudited Financial Data

                                                            Three Months Ended June 30
                              ---------------------------------------------------------------------------------------------
                                               1999                                            1998
                              -------------------------------------------    ----------------------------------------------
(in millions)                  Cordant        Howmet      Consolidated         Cordant        Howmet        Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by
     operating activities       $ 38.0         $ 49.0          $ 87.0           $ 64.7         $ 41.4         $ 106.1
Capital expenditures             (10.9)         (34.0)          (44.9)            (7.6)         (19.2)          (26.8)
Dividends                         (3.6)                          (3.6)            (3.7)                          (3.7)
---------------------------------------------------------------------------------------------------------------------------

                                $ 23.5         $ 15.0          $ 38.5           $ 53.4         $ 22.2         $  75.6
===========================================================================================================================


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER

Investment Castings

The following  unaudited  information  summarizes  Howmet's  results,  as separately  reported to its  shareholders,  for the three-months ended June 30:


(in millions)                                                     1999                       1998
--------------------------------------------------------------------------------------------------------------------

Net sales                                                      $ 369.7                  $ 335.7
Cost of goods sold                                               283.3                    257.4
Gross profit                                                      86.4                     78.3
Operating income                                                  51.7                     49.8
Net income                                                    $   31.3                  $  27.4
====================================================================================================================


Following is a reconciliation of Howmet's contribution to the Company's income for the three-months ended June 30:


(in millions)                                                                   1999                1998
-------------------------------------------------------------------------------------------------------------------

Howmet net income                                                          $ 31.3                   $  27.4
Less preferred paid-in-kind dividend (1)                                                               (1.4)
-------------------------------------------------------------------------------------------------------------------
Income available to common shareholders                                      31.3                      26.0
-------------------------------------------------------------------------------------------------------------------
Company's interest in Howmet income (2)                                      26.5                      16.1
Add preferred paid-in-kind dividend                                                                     1.4
-------------------------------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income                                26.5                      17.5
Less the Company's 7 percent tax on Howmet income                                                      (1.2)
-------------------------------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's
     income                                                                $ 26.5                   $  16.3
===================================================================================================================

(1)      Howmet's 9 percent  paid-in-kind  preferred  stock owned by the Company was  redeemed on February 17, 1999 for $66.4 million.

(2)      On February 8, 1999, the Company increased its ownership in Howmet from 62 percent to 84.6 percent.

Howmet's  sales  increased  $34 million or 10 percent over the prior year's quarter, due to increased demand for components for large Industrial Gas Turbines (IGT's) used for electrical power generation. Strong demand for additional electrical power generation capacity is expected to continue for the next few years, resulting in substantial growth for the Company's products. The sales increase came from the IGT market. Sales to the aerospace market were approximately 6 percent lower than the prior year's quarter with approximately one-third of the decrease due to price reductions. Such price reductions, as well as similar reductions for the IGT Market, were a function of sharing cost savings with customers.

Howmet's net income was $31.3 million for the quarter, a 14 percent increase from $27.4 million in the prior year's quarter. The higher income resulted primarily from the increased IGT revenue. The current quarter also includes the aforementioned $1.3 million after-tax SAR expense which was the reversal of the benefit recorded in the first quarter. Interest expense was $1.5 million lower than the prior year's quarter due to lower debt levels.


Fastening Systems

Fastening systems sales for the quarter increased $15.3 million or 15 percent over last year. This increase reflects both the addition of Jacobson Manufacturing's results for an entire quarter in the current year and continued strength in the industrial markets. During the quarter, a $5 million pre-tax charge was taken to close and relocate the aerospace fastener operations at Lakewood, California to Huck's nearby Carson, California facility. The Lakewood closure will result in reduced fixed costs of approximately $6 million pre-tax annually and allow utilization of available capacity at Carson. Operating income increased $.7 million or 4 percent over last year excluding the Lakewood relocation charge. The quarter also included a $1.4 million pre-tax, non-cash charge to write-off an unused automotive fastener patent. Operating margins for the quarter, excluding the Lakewood charge and the patent write-off, were 16.1 percent, compared to 16.6 percent last year. Aircraft fastener sales declined 33 percent from the prior year's quarter primarily as a result of weak domestic aerospace demand. Excluding Jacobson's results, the patent write-off and the Lakewood relocation charge, Huck's sales and operating income decreased 12 and 14 percent, respectively, from the prior year.

Fastening systems book-to-bill ratios, defined as period orders divided by period shipments, for the three months ended June 30, were as follows:

                                                                1999          1998
--------------------------------------------------------------------------------------------------------------------

Aerospace                                                      .82           .89
Industrial                                                     .99           .98
--------------------------------------------------------------------------------------------------------------------
Fastening Systems Total                                        .94           .93
====================================================================================================================

Book to bill ratios are used as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book to bill ratio is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.

Propulsion Systems

Propulsion Systems sales for the quarter decreased 19 percent compared to the prior year primarily from lower activity in the commercial launch motor and Space Shuttle Reusable Solid Rocket Motor (RSRM) programs. Propulsion Systems operating income increased 10 percent from the prior year's quarter due primarily to a retroactive increase in the fee booking rate in the RSRM program. Income from commercial launch motor programs decreased from the prior year. Operating margins were 16.1 percent in the current quarter compared to 11.9 percent in 1998.

During the quarter, the RSRM contract accounted for approximately 16 percent of the Company's consolidated net sales and 25 percent of consolidated operating income. Current year RSRM sales are expected to decline compared to prior year's sales. The current NASA Buy 3 cost-plus-award-fee contract provides for Company production of the Space Shuttle solid rocket motors through 2001. Buy 3 profit margins are expected to improve through 2001 as the contract approaches completion.

RSRM Buy 4

In December 1998, an agreement was reached with NASA outlining all significant contractual issues for the RSRM Buy 4 contract. The final contract signing is expected in the third quarter of 1999. The Buy 4 contract type is a cost-plus-incentive/performance/award-fee. The Buy 4 contract includes 35 flight sets, or 70 motors, and three flight support motors. Contract completion is expected during 2005. Currently, the Company anticipates follow-on contracts for RSRM motors through the life of the Space Shuttle program. The Space Shuttle program is expected to continue in service through approximately 2010. Long lead material procurement and production has begun under the Buy 4 agreement. The contract is subject to annual Congressional funding. While the Buy 4 agreement is similar in structure and profit potential to the Buy 3 contract, until performance incentives are met, Buy 4 profit margins will be lower than margins currently being recognized on Buy 3.

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

Income Year-to-Date

Net income for the six-months ended June 30, 1999, was $85.7 million, or $2.29 per share, a 16 percent increase, compared to the prior year's period net income of $73.9 million or $1.96 per share. Net income for the six-month period included a $7.1 million or $.19 per share tax benefit from reversing a dividend tax previously recorded on the Company's share of Howmet's income. The current six month period's results also included a $3.1 million or $.08 per share charge for the closure and relocation of the Lakewood, California aerospace fastener facility. Net income for the prior year period included a $2.6 million or $.07 per share tax refund. Excluding the unusual items listed above, net income of $81.7 million or $2.18 per share increased 15 percent over the prior year period.


Summary unaudited financial information for the six-months ended June 30 follows:


                                                                                        Better
(in millions, except per share data)                    1999             1998          (Worse)          Percent
----------------------------------------------------------------------------------------------------------------------

Sales:
 Investment Castings                                    $   742.4         $   664.1        $ 78.3         12
 Fastening Systems                                          237.1             190.8          46.3         24
 Propulsion Systems                                         296.5             336.4         (39.9)       (12)
----------------------------------------------------------------------------------------------------------------------
      Total sales                                       $ 1,276.0         $ 1,191.3        $ 84.7          7
----------------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings (1)                                $   103.8         $    92.6        $ 11.2         12
 Fastening Systems                                           30.7              29.9            .8          3
 Propulsion Systems                                          42.9              41.3           1.6          4
 Unallocated corporate expense                              (14.9)            (10.4)         (4.5)       (43)
----------------------------------------------------------------------------------------------------------------------
      Total operating income                                162.5             153.4           9.1          6

 Interest income                                              4.7               6.5          (1.8)       (28)
 Interest expense                                           (20.2)            (12.7)         (7.5)       (59)
 Other, net                                                   (.7)             (1.2)           .5         42
 Income taxes                                               (48.7)            (53.4)          4.7          9
----------------------------------------------------------------------------------------------------------------------
      Income before minority interest                        97.6              92.6           5.0          5
 Minority interest                                          (11.9)            (18.7)          6.8         36
----------------------------------------------------------------------------------------------------------------------
      Net income                                        $    85.7        $     73.9        $ 11.8         16
=======================================================================================================================

 Net income per share:
      Basic                                             $    2.34        $     2.03        $  .31         15
      Diluted                                           $    2.29        $     1.96        $  .33         17

(1)   Investment  Castings  operating  income  includes  goodwill  amortization  of $5.1 and $2  million in 1999 and 1998, respectively, associated with the Howmet common stock purchases in December 1997 and February 1999.

Selected Unaudited Financial Data


                                                             Six Months Ended June 30
                              ---------------------------------------------------------------------------------------------
                                               1999                                            1998
                              -------------------------------------------    ----------------------------------------------
(in millions)                  Cordant        Howmet      Consolidated         Cordant        Howmet        Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by
     operating activities       $  51.9       $  59.1          $ 111.0         $  96.3        $  36.0          $ 132.3
Capital expenditures              (18.7)        (57.3)           (76.0)          (14.3)         (35.8)           (50.1)
Dividends                          (7.3)            -             (7.3)           (7.3)             -             (7.3)
---------------------------------------------------------------------------------------------------------------------------
                                $  25.9       $   1.8          $  27.7         $  74.7        $    .2          $  74.9
---------------------------------------------------------------------------------------------------------------------------

Total Debt (a)                  $ 601.4       $ 131.4          $ 732.8         $ 333.3        $ 172.9          $ 506.2
Less cash & cash
     Equivalents                    8.2           9.6             17.8             7.3           10.1             17.4
---------------------------------------------------------------------------------------------------------------------------
                                $ 593.2       $ 121.8          $ 715.0         $ 326.0        $ 162.8          $ 488.8
===========================================================================================================================

(a) Excludes Pechiney note payable in 1998 data.


Investment Castings

The following  unaudited  information  summarizes  Howmet's  results,  as separately  reported to its  shareholders,  for the six-months ended June 30:


      (in millions)                                              1999            1998
--------------------------------------------------------------------------------------------------------------------

Net sales                                                      $ 742.4          $ 664.1
Cost of goods sold                                               567.9            510.1
Gross profit                                                     174.5            154.0
Operating income                                                 108.9             94.6
Net income                                                     $  66.1          $  51.9
====================================================================================================================


Following is a reconciliation of Howmet's contribution to the Company's income for the six-months ended June 30:


(in millions)                                                                    1999           1998
-------------------------------------------------------------------------------------------------------------------

Howmet net income                                                               $  66.1         $ 51.9
Less preferred paid-in-kind dividend (1)                                            (.8)          (2.7)
-------------------------------------------------------------------------------------------------------------------
Income available to common shareholders                                            65.3           49.2
-------------------------------------------------------------------------------------------------------------------
Company's interest in Howmet income (2)                                            53.3           30.5
Add preferred paid-in-kind dividend                                                  .8            2.7
-------------------------------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income                                      54.1           33.2
Less the Company's 7 percent tax on Howmet income                                                 (2.3)
-------------------------------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's
     income                                                                      $ 54.1         $ 30.9
===================================================================================================================

(1)      Howmet's 9 percent  paid-in-kind  preferred  stock owned by the Company was  redeemed on February 17, 1999 for $66.4 million.

(2)      On February 8, 1999, the Company increased its ownership in Howmet from 62 percent to 84.6 percent.

Howmet's sales for the current six-month period increased $78.3 million or 12 percent over the prior year period. The 1999 sales increase is due to volume increases in the IGT market. Sales to the aerospace market were approximately 3 percent lower than 1998, with approximately one-third of the decrease due to price reductions. Such price reductions, as well as similar reductions for the IGT market were a function of sharing cost savings with customers.

Howmet's net income was $66.1 million for the six-month period, a 27 percent increase from $51.9 million in the prior year period. The principle reason for the higher income was the increased revenue in the IGT market and improved operating margins. Interest expense was $3.3 million lower than the prior year period due to lower debt levels.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at two of Cercast's facilities. Howmet notified customers, is actively cooperating with them and government agencies in the investigation of these matters, and is implementing remedial action. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. A definitive estimate of Howmet's cost to resolve these matters cannot be made until all claims have been received and analyzed. Howmet knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, Howmet recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. On July 23, 1999, Howmet received a customer claim, which was significantly higher than, and which could possibly be resolved for an amount in excess of amounts accrued. Howmet is in the very early stages of evaluating this claim but believes it is excessive. Based on currently known facts, the Company believes that additional cost to Howmet beyond amounts accrued, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future U.S. government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The Air Force terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast Canadian subsidiary is based on the product testing and specification non-compliance issues discussed above, and improper vendor payments previously disclosed. Debarment does not affect existing Cercast contracts, other than extensions. Howmet is negotiating an Administrative Agreement with the Air Force under which the Notice of Proposed Debarment would be terminated. In the unlikely event a debarment were imposed for an extended period of time, such action would negatively impact sales and profits in future periods. However, the Company believes that such impact would be immaterial to Howmet's results of operations.


Fastening Systems

Fastening Systems sales for the six-months ended June 30, 1999 increased $46.3 million or 24 percent over the prior year period, reflecting both the addition of Jacobson Manufacturing's results and continued strength in industrial markets. During the current period, a $5 million pre-tax charge was taken to close and relocate the aerospace fastener operations at
Lakewood California to Huck's nearby Carson, California facility. The Lakewood closure will result in reduced fixed costs of approximately $6 million pre-tax annually and allow utilization of available capacity at Carson. Operating income increased $5.7 million or 19 percent over last year excluding the Lakewood relocation charge. The six-month period also included a $1.4 million pre-tax, non-cash charge to write-off an unused automotive fastener patent. Operating margins for the current period excluding the Lakewood charge and patent write-off were 15.6 percent, compared to 15.7 percent last year. Aircraft fastener sales declined 26 percent from the prior year period primarily as a result of weak domestic aerospace demand. Excluding Jacobson's results and the Lakewood relocation charge, Huck's sales and operating income decreased 9 and 16 percent, respectively, from the prior year. The Fastening Systems plastics operations are experiencing low margins in a highly competitive market. Such low margins are expected to continue.

Fastening systems  book-to-bill ratios,  defined as period orders divided by period shipments,  for the six months ended June
30, were as follows:

                                                               1999                 1998
-------------------------------------------------------------------------------------------------------------------
 Aerospace                                                      .70                  .97
 Industrial                                                    1.03                 1.02
--------------------------------------------------------------------------------------------------------------------
 Fastening Systems Total                                        .92                  .99
====================================================================================================================

Book to bill  ratios are used as an  indicator  of future  sales,  but as with all  indicators,  such  ratios  have  inherent limitations  and actual  results  may be  different.  Since the book to bill  ratio is not a  generally  accepted  accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.

Propulsion Systems

Propulsion Systems sales decreased $39.9 million or 12 percent for the six-month period ended June 30, 1999, compared to the prior year due primarily to lower activity in the commercial launch motor and RSRM programs. Operating income increased 4 percent for the same period due primarily to a retroactive increase in the fee-booking rate in the RSRM program and nonrecurring costs in 1998. Operating income from commercial launch motor programs decreased from the prior year. Propulsion systems operating margins were 14.5 percent compared to 12.3 percent in 1998.


OTHER MATTERS

Selling, general and administrative

For the quarter and six-months ended June 30, 1999, selling, general and administrative expenses increased $9.5 and $14.9 million, respectively, compared to the prior year. Goodwill amortization increased $3 and $5.3 million for the quarter and six-month period, respectively, due to the purchase of an additional 22.6 percent of Howmet common stock in February 1999, and the purchase of Jacobson in mid-June 1998. Howmet's general and administrative expenses increased $5.6 and $5.8 million for the quarter and six-month period, respectively, due to increased costs necessary to support Howmet's higher sales volume. The increase in the second quarter also included the $2.6 million SAR reversal due to the increase in Howmet's stock price. Selling, general and administrative expenses for the quarter and six-month period increased $.6 and $3.5 million, respectively due to the addition of Jacobson's selling, general and administrative expenses and to increased corporate costs and marketing efforts. Corporate unallocated costs increased due to increased costs noted above and fewer costs being allocated to Propulsion systems contracts. Increased sales in the commercial segments reduced the amount of corporate costs allocable to Propulsion systems.


Interest Expense

Interest expense increased $3.8 and $7.5 million for the quarter and six-month period, respectively, due to the Company's increased borrowings related to the 22.6 percent purchase of Howmet and the Jacobson acquisition.

Income Taxes

The Company had an effective income tax rate of 33 percent, compared with 37 percent for the same six-month period in the prior year. The effective income tax rate for the six-month period was 38.5 percent before reversal of the $7.1 million or $.19 per share dividend tax previously recorded on the Company's share of Howmet income. Beginning in February 1999, Howmet's taxable income will be included in the Company's consolidated Federal income tax return, and a dividend tax will no longer be required on the Company's share of Howmet results. The Company's effective tax rate for the prior year period would have been higher if not for a $2.6 million tax refund in the second quarter.


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


Investment Castings

Business Information Systems Remediation: Investment Castings I.S. organization has identified all date logic problems on its central mainframe and distributed server production systems and remediation is currently in process. This portion of the Year 2000 remediation project, which began in 1996, has been, with minor exceptions, completed as of June of 1999. All central systems have now been placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. The central I.S. Year 2000 project team also provides oversight for the sixteen small, local I.S. groups located at Howmet plant facilities. These plant teams have each completed a Year 2000 readiness assessment that identified all local business systems and equipment requiring corrective action or replacement. This remediation work is complete for 97 percent of the critical systems at all plants. Work on the remaining critical systems and devices is being closely monitored by the central I.S. Year 2000 project team, with completion planned in the third quarter of 1999.

Embedded Processor Systems Remediation: The central I.S. organization provided each plant facility with guidance and support for embedded processor identification, evaluation, testing and remediation, where required. The plant teams have tested and/or corrected all of their critical embedded systems.

Customer and Supplier Readiness: Howmet I.S. and procurement personnel have communicated with several hundred of their key customers, suppliers and third parties regarding their respective Year 2000 readiness status and plans. These communications have included written inquiries or questionnaires and, in some instances, on-site meetings. Any electronic interfaces with individual business associates are being addressed on a case-by-case basis. Management has also responded appropriately to Year 2000 readiness inquiries from Howmet customers, suppliers and third parties. Howmet is not aware of any significant readiness issues at this time.

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

Cost Information: The estimated cost at completion for all phases of the Howmet Castings project is $16.3 million. An estimated $6.7 million (41 percent) of this amount is for I.S. labor and miscellaneous project costs; these costs are being expensed as routine I.S. systems maintenance as incurred over the three-year duration of the project. Another $7 million (43 percent) is for software package purchase and implementation costs for applications that were installed or expedited for Year 2000 purposes. An additional $2.6 million (16 percent) has been spent for infrastructure upgrades or replacement. Approximately $13.9 million (85 percent) had been expended as of June 30, 1999; the estimated $2.4 million (15 percent) in remaining costs will be expended during the remainder of 1999 and early 2000. No major information systems initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. Management has concluded that it will substantially benefit from these efforts because of the elimination of numerous old systems, implementation of several new state-of-the-art applications, new and thorough documentation of many older systems, and the creation of updated and improved business continuity plans.


Propulsion Systems

Business Information Systems Remediation: Thiokol Propulsion has completed its renovation on all major production applications. The objective of the project, which began in early 1996, was to identify all date-related program logic, to renovate, replace or eliminate all date processing problems, to validate the results via integrated system testing, and to implement into production the corrected application software. All systems that were replaced or renovated have been moved into production operation. The production environment will be maintained under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. Additionally, all computer and internal telecommunications hardware systems have been evaluated, upgraded and tested, as required, and placed into production operation.

Embedded Processor Systems Remediation: Cross-functional teams at each Thiokol Propulsion facility have inventoried, evaluated, replaced or renovated, and tested all embedded processor systems with potential Year 2000 readiness risks. The systems evaluated include programmable process controllers, recording devices, data collection devices, security and alarm systems, pumps and pumping stations, power metering systems, elevators, HVAC timers, protective relays and card readers. To date, 99 percent have been corrected or replaced with only minor issues remaining to be resolved during the third quarter.

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

Risk Assessment, Worst Case Scenarios and Contingency Planning: Risk assessment and contingency planning for the Company's business information systems and embedded processor systems are expected to be completed by September 1999. Additional categories of risk assessment and contingency planning focus on the external influences that the Company does not directly control. The outcomes of ongoing external renovation activities will be rigorously monitored with risks assessed and contingency plans put in place as required. The critical supplier chain has been addressed and contingency plans put into place, mitigating the risk of disruption to manufacturing operations for lack of materials or finished components. The NASA-critical solid rocket motor program risk has been assessed as minimal. With five flights planned for 1999 and ongoing production, five flight sets of hardware will be in inventory at Kennedy Space Flight Center by December 1999. This inventory will support the shuttle launch schedule through August 2000. Additionally, in December 1999, 3.6 flight sets of hardware will be in inventory at Thiokol Propulsion facilities. Risk assessment and contingency planning will be a dynamic activity and as such will be monitored and acted upon on a continual basis as risks are identified.

Cost Information: The estimated cost at completion for all phases of the Thiokol Propulsion project is $9 million. These costs are recorded as incurred over the three-year duration of the project. Approximately $8.8 million (98 percent) had been expended through June 30, 1999, and the $.2 million (2 percent) in estimated remaining costs will be expended during the remainder of 1999. Of the total estimated project cost, 58 percent is labor and miscellaneous project-related expense, 12 percent is for I.S. infrastructure upgrades and replacement, and 30 percent is for software package implementations that were performed or expedited to address Year 2000 issues. No major information systems initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. On average, Year 2000 project spending has consumed only 7.5 percent of the annual I.S. budget and 10-12 percent of I.S. staffing. Thiokol Propulsion management has concluded that it will substantially benefit from these efforts because of the elimination of several old systems, the implementation of new state-of-the-art applications, new and thorough documentation of many older systems, and the creation of updated and improved business continuity plans.

Fastening Systems

Business Information Systems Remediation: Huck Fasteners is employing a dual approach to Year 2000 readiness for its business information systems. For many years most Huck locations have used standard commercial, vendor-supported application software products. As of June 30, 1999, seven of those locations had been upgraded to versions of these software products that address virtually all Year 2000 readiness issues. All remaining Huck locations, including its international sites and headquarters offices, are implementing a recently purchased Enterprise Resource Planning (ERP) software product that is both Year 2000 and Euro ready. Of the eight sites scheduled for implementation of this ERP system, six were in production operation as of June 30, 1999, and the remaining two sites will be operational by September 1999. Additional local and system-wide testing activity is being conducted during the remainder of 1999.

Embedded Processor Systems Remediation: Huck Fasteners has a dedicated Year 2000 program office that supports each site in establishing a cross-functional team to identify, evaluate, test and, where needed, to modify or replace embedded processor systems. To date, formal inventories have been completed, criticality assessments have been made and evaluations of individual devices have been completed. Less than 5% of the production equipment required remediation efforts and 50% of that has been completed. Remediation work on the remaining equipment is scheduled for completion by September 1999.

Customer and Supplier Readiness: Huck Fasteners has submitted written inquiries or questionnaires to all major customers, critical suppliers and certain third parties to determine their respective Year 2000 readiness status and plans. Any electronic interfaces will be coordinated with these business associates on a case-by-case basis. Huck's electronic data interchange (EDI) systems have been replaced with Year 2000 ready products and were operational as of June 30,1999. Management has responded appropriately to Year 2000 inquiries made by any of its customers, suppliers and third parties. Huck is not aware of any significant Year 2000 readiness issues at this time.

Risk Assessment, Worst Case Scenarios and Contingency Planning: Using the approach of certain major Huck customers, management has contracted with independent assessors to audit its progress against plan and with respect to industry benchmarks. Additionally, several customers have provided assessment teams to evaluate individual sites and Huck's overall Year 2000 readiness and plans. These assessments are being used to refine Huck's approach to risk assessment and contingency planning. Huck headquarters has completed a basic contingency planning approach and is working with individual sites to ensure completion of their respective plans by September 1999.

Cost Information: The estimated total cost at completion for all phases of the Huck Year 2000 project is $12.9 million. Approximately $8.7 million (67 percent) of that total amount will be capitalized. The estimated $4.2 million (33 percent) in remaining cost is classified as routine I.S. maintenance and is being expensed as incurred over the three-year life of the project. Approximately $8.8 million (68 percent) had been expended as of June 30, 1999, and the estimated $4.1 million (32 percent) in remaining costs will be expended in 1999 and during the first quarter of 2000. No major I.S. initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. Huck management has concluded that it will substantially benefit from these efforts because of the elimination of several old systems, the implementation of new state-of-the-art applications, and the creation of updated and improved business continuity plans.


Euro Conversion

The Company is assessing the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion post July 1, 2002. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue. Enterprise Resource Planning (ERP) software being implemented at Huck as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be significant. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The cost of payroll systems modifications is also undetermined. The Company expects no Euro conversion impact to its Thiokol Propulsion business segment. The Company expects no significant impact to its contracting policies or competitive position related to its three business segments as a result of the Euro conversion. The Company is reviewing the impact of the Euro conversion on its foreign exchange exposure and has determined a modest increase in this exposure due to the Company's United Kingdom operation's acceptance of Euro denominated contracts. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure.


Liquidity and Capital Resources

For the current six-month period, consolidated net cash flows from operating activities were $111 million compared to $132.3 million last year. Compared to the prior year, the higher net income in the current period was offset by an increase in receivables. The increase in receivables resulted from collection timing issues related to both Investment Castings and Propulsion Systems receivables balances. The increase in inventories was primarily from the Investment Castings segment.

Acquisition activity included $385 million for the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle Blade Acquisition Partners, L.P. The acquisition amount included entering into a new Standstill Agreement and extending an existing covenant not to compete. Consolidated capital spending on property, plant and equipment used $76 million in the current period compared to $50.1 million in the prior year. Howmet used $57.3 million in capital expenditures, mainly for capacity expansions to serve the core business as well as additional expenditures to support new products and process enhancement activities.

Financing activities for the six-month period provided $325.7 million of cash compared to $158.5 million of cash provided in the prior year period. In February, the Company borrowed $385 million to finance the Howmet common stock purchase. During the period the Company repaid a total of $170.1 million of debt, $55 million being repaid by Howmet.

On February 17, 1999, Howmet paid $66.4 million to redeem all of its 9 percent paid-in-kind preferred stock. The payment was made to Cordant Technologies, the sole preferred stockholder. Howmet borrowed under its existing senior revolving credit facility to make this payment and Cordant Technologies used the proceeds to reduce debt under its senior revolving credit facilities.

During the six-month period, Cordant did not repurchase any shares of common stock. In the prior year period, Cordant repurchased 265,200 shares of it's common stock for $10.8 million. There are approximately 2.4 million shares available for repurchase under the current share repurchase authorization. Cordant will repurchase shares when, and in amounts as it deems appropriate.

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

At June 30, 1999, Cordant had $500 million in revolving credit facilities with $120 million available for additional use. In addition, on June 30, 1999, Howmet had a $300 million revolving credit facility with $222.4 million available for additional borrowing and/or letters of credit.

The Company is considering refinancing some of its outstanding bank debt through a public debt offering. The Company has $150 million remaining under a $300 million shelf registration filed in October 1996.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at June 30, 1999. The $53 million retained receivables represents the receivables set aside to replace sold receivables in the event they are not fully collected.

The Company's liquidity ratio's were as follows:

                                                                         June 30                December 31
                                                                           1999                     1998
---------------------------------------------------------------------------------------------------------------
Working Capital (in millions)                                           $ 58.9                    $ 94.8
Current Ratio                                                              1.1                       1.2
Debt-to-equity                                                            99.2%                     60.6%
Debt-to-total capital                                                     51.6%                     40.8%
=================================================================================================================


All of the  above  ratios  for 1998  exclude  the  Pechiney  Notes  and the
Restricted Trust terminated with Pechiney S.A.' payment of its Notes on January 4, 1999. The debt-to-total-capital ratio includes the $55 million receivable facility at Howmet. The current ratio and working capital decreases resulted primarily from increased short-term debt levels. Estimated future cash flows from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company' anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program on both a short and long-term basis. The Company expects that its senior revolving credit facilities will be renegotiated, restructured, or replaced and continually reviews its options for other types of long-term financing.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholder's equity, changed by $12.1 million. The change is primarily due to the strengthening of the U.S. dollar relative to the French franc and United Kingdom pound.


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

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Investment Castings under the Income Year-to-Date section of Management's Discussion and Analysis for information relating to the proposed debarment proceedings pending against the Montreal, Quebec facility of Howmet Cercast (Canada), Inc. and the Bethlehem, Pennsylvania facility of Howmet Cercast (U.S.A.), Inc. which discussion is incorporated herein by reference.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of  Stockholders of the Company was held on May 13, 1999. The results of the following  matters  presented to stockholders for vote in person or by proxy were as follows:

1)       The election of three directors to serve for three-year terms expiring at the 2002 Annual Meeting.

                  Name                                                       For                      Withheld
                  -------------------------------------------- -------------------------------- ---------------------
                  Neil A. Armstrong                                     33,948,416                   211,615
                  William O. Studeman                                   33,952,803                   207,228
                  Donald C. Trauscht                                    33,949,268                   210,763

1)       Ratification of appointment of Ernst & Young,  LLP as the  independent  auditors for the Company for the fiscal year
         December 31, 1999.

                  For                                                      Against                    Abstain
                  -------------------------------------------- -------------------------------- ---------------------
                  34,092,327 shares                                     32,689 shares                35,015 shares


ITEM 5.  OTHER INFORMATION

By-Law Amendments

On July 22, 1999 the Board of Directors amended the By-Laws of the Company to require notice of stockholder proposals at least 90 days (but in no event more than 120 days) in advance of the anniversary of the prior year's Annual Meeting.

                        FORWARD-LOOKING STATEMENTS

This Form 10-Q includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and
Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "believe," "estimate," "expect," "intend," "project," or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make are set forth under the caption "Risk Factors" and elsewhere in filing and the documents incorporated by reference. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or developments.

                                RISK FACTORS

Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to:

Our RSRM contracts with NASA for the space shuttle program may be terminated or changed by the U.S. government

Our RSRM contracts for NASA's space shuttle program are subject to substantial performance and financial risks. Approximately 15 percent of our current revenues are derived from the reusable solid rocket motor (or
RSRM) contracts. Therefore, any change in, or discontinuance of, our RSRM contracts or the benefits we receive under those contracts could have a material adverse effect on us. The U.S. government may terminate the contracts for any reason, or Congress may change the funding available to the contracts. The U.S. government may also delay or extend deliveries under the contracts at will. For example, future space shuttle launches depend upon the status of the international space station. Delays in space station components may delay launches and affect the RSRM production rates. Our RSRM contracts are dependent upon NASA's Space Shuttle program, which is highly dependent upon the viability of the International Space Station. Should the International Space Station be cancelled, NASA's Space Shuttle program and our RSRM contracts would likely be cancelled as well. NASA has also shown initial interest in developing a liquid fly back booster as an alternative propulsion source or as a replacement for our RSRM motors, and any development of this or other alternative propulsion sources would adversely impact us in the future. Additionally, actions by the U.S. government or us may make the amount of the contract fee already booked inappropriate, which might cause a retroactive award fee adjustment that could include reimbursement to the government of fees the government has paid to us.

Our current space and defense propulsion contracts as well as our future propulsion programs with the United States government and prime contractors may be terminated, renegotiated or not funded

The U.S. government and prime contractors may terminate, renegotiate or not fund our non-RSRM space and defense contracts, including the Minuteman regrain and commercial launch vehicle programs, and may not provide additional contracts or programs in the future. For example, international treaty negotiations limiting the deployment of ICBM's may impact the level of Minuteman production. The termination or discontinuance of funding of a substantial portion of this business could have a material adverse effect on us.

We cannot assure that we will successfully win new programs or retain current programs and the failure to do so could have a material adverse effect on us. Our ability to successfully compete for and win new programs or retain current programs may be affected by:

o the availability of program funding;
o competition by others with us for such programs on price, quality, technology, facilities, delivery, and product performance;
o changes in Congressional funding objectives;
o federal agency demand and program management, including program termination, consolidation or privatization; and
o the degree we successfully manage current programs.

The profitability of such programs with satisfactory return on investment on lower prices, costs and unit volumes in a shrinking and competitive government procurement environment may also adversely affect us.

The cyclicality of the aerospace market may materially and adversely affect us

Sales of our products and services to the domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of these markets and the phase of this cycle at any point in time. Fluctuations in demand for our products in the aerospace industry could have a material adverse effect on us. Delay or changes in aircraft and component orders and build schedules may impact the future demand for our products and our profitability. We cannot assure that there will not be declines in these markets impacting the demand for our products or the delivery schedule for existing orders.

Our failure to satisfy the demands of major customers in the aerospace market could have a material adverse effect on us

Our major aerospace customers are large and may exercise their market power among a number of suppliers, including us, competing for their business by exerting pricing pressure and delivery, inventory, and unit volume requirements. Our ability to maintain both product and manufacturing qualifications, meet the needs of our major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand, product qualification and product substitutions by major customers, will be important to our success in the aerospace market. Our inability to maintain product pricing, as well as availability, delivery, quality, and service could result in decreased sales or profitability for us in the aerospace market.


General economic activity and mature industrial markets may negatively affect our ability to sell our products and services

The products and services sold by us for domestic and international, and industrial commercial markets, primarily through our Fastening Systems and Investment Castings segments are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications and technology associated primarily with aircraft, automotive, transportation, power generation, construction and other industrial applications. Our Fastening Systems segment is subject to the cyclical and economic nature of the automotive industry and the market power of large automotive original equipment manufacturers as to competition among vendors for pricing, delivery, inventory and unit volumes. The Fastening Systems plastics operations acquired in the Jacobson Manufacturing acquisition are subject to major customer turnover and operate in a highly competitive and fragmented industry.

Our business can also be affected by factors such as management's ability to:
o successfully react to changes in market conditions and demand;
o expand new and existing product lines;
o Compete successfully with the consolidation of suppliers by major Fastener Systems customers; and
o improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies.

Our ability to maintain competitive products, pricing, availability, delivery and service are also important factors in maintaining customer relationships and competing effectively with other manufacturers.

There are risks associated with our ownership of Howmet

The value of Howmet's assets includes significant goodwill. This value may not be realized by stockholders, including us, if Howmet were sold or liquidated. In addition, financial covenants and restrictions contained in certain Howmet credit agreements restrict Howmet's ability to pay cash dividends to stockholders, including us. As a result, we are restricted in our access to Howmet's cash flows and other resources. If we are unable to generate sufficient cash flows from other sources, our ability to repay amounts due on indebtedness would be materially adversely affected.

Our  loss  or  failure  to  maintain   product  quality  or   manufacturing
qualifications may result in our loss of markets and business

Supplier and customer product qualifications and product quality are important to us as a purchaser and as a supplier. As a supplier, loss or failure to maintain product quality or manufacturing qualifications from major customers including the U.S. government and major commercial aerospace and aircraft manufacturers and automotive original equipment manufacturers may result in loss of markets and business, which could have a material adverse effect on us.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at two of its Cercast aluminum casting operations. Howmet notified customers and is actively cooperating with them and government agencies in the investigation of these matters and is implementing remedial action. Howmet does not know of any in-service problems associated with these products. On July 23, 1999, Howmet received a customer claim, which was significantly higher than, and which could possibly be resolved for an amount in excess of amounts accrued. Howmet is in the very early stages of evaluating this claim but believes it is excessive. Based on currently known facts, Howmet believes that additional cost beyond amounts accrued would not have a material adverse effect on Howmet's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on Howmet's operating results in the particular quarter in which they occur.

On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future U.S. government contracts and subcontracts directed at Howmet Corporation, its principal operating subsidiary, and Howmet Cercast (Canada), Inc. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to Howmet on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The continuing proposed debarment with respect to Howmet's Cercast Canadian subsidiary is based on the above testing issues and improper vendor payments that took place at the Cercast Canadian operations. Debarment does not affect existing Cercast contracts, other than extensions. Although Howmet is taking steps to have the proposed Cercast debarment withdrawn, it cannot assure that these steps will be successful. If a debarment were imposed for an extended period of time, such action would negatively impact Howmet's sales and profits in future periods.

Qualified vendors, component parts, and raw materials qualifications are important to us in the manufacture of our products, including major propulsion systems such as the RSRM. Sources, component parts and raw materials may be limited, and the loss of a major vendor as a supplier, has the potential to cause a major and material delay in production or program performance.


Shortages or significant price fluctuations of raw materials used by us could have a material adverse effect on us

Raw materials that our Investment Castings and Fastening Systems segments use include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. Although we have not experienced significant shortages of our supplies and raw materials, we cannot assure that shortages will not occur in the future. Any such shortages could have a material adverse effect on us.

Our Propulsion segment relies upon a number of raw materials specifically qualified to customer requirements such as, but not limited to, ammonium perchlorate, aluminum powder, polymers, and insulating materials that are produced by a limited number of suppliers; and in many cases by sole source or single source suppliers. Shortages of these materials could adversely impact the Company.

Prices of raw materials can be volatile, and we ordinarily do not hedge the price risk of our raw materials. Significant raw materials price fluctuations could have a material adverse effect on us. For some of the supplies and raw materials we purchase, including certain metals, we have no fixed price contracts or arrangements. Commercial deposits of certain metals, such as cobalt, nickel, titanium, and molybdenum, that are required for the alloys used in precision castings and aircraft structurals, are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors.


We do not hedge the risk of net asset value fluctuations of our foreign investments valued in local currencies and therefore may be exposed to adverse foreign currency rate changes

We do not hedge against net asset values for our foreign investments attributed to our foreign subsidiaries valued in local currencies. To the extent our foreign revenue base grows and net asset base expands as the result of our increased foreign business activity, our exposure to adverse foreign currency rate movement increases. Our foreign currency risk exposure is also subject to the stability of the foreign currency of the country where we maintain foreign operations or do business.

Year 2000 related problems may disrupt our business information systems, production or business operations

We have implemented a formal Year 2000 program to address required remedial action and readiness with respect to our business information and systems with embedded processors to minimize the risk of business information, production and business operation disruptions resulting from Year 2000 date logic problems. Our Year 2000 readiness program also includes an assessment of the Year 2000 preparedness of major customers, suppliers and critical third party support. Developing worst case scenarios and contingency planning are also a part of this program. Although we believe there will be no material adverse disruptions to our business information systems, production or business operations, we can not give assurances there will not be localized business interruption or disruptions within a business segment as the result of Year 2000 related problems. Such Year 2000 disruptions or interruptions, should they occur, are most likely to impact foreign operations or result from a Year 2000 related failure at a supplier or third party providing raw materials, component parts or services that are required for continuing or supporting our production, business operations and business information systems. Our management believes the likelihood of a major or material Year 2000 problem to be remote. Year 2000 problems, if they should occur, however, may disrupt or delay production, business operations or business information systems at a particular location of one of our business segments. Such disruption may have a material and adverse impact on us in the quarter in which the Year 2000 failure occurs.

Environmental issues could have a material adverse effect on us

We are subject to comprehensive and changing federal, state, local and foreign laws, regulations and ordinances that:
o govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for hazardous materials and wastes, and
o impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under the Comprehensive Environmental Response, Compensation and Liability
  Act of 1980, and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances.

We are involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. We cannot assure that material costs or liabilities will not be incurred in connection with any such proceedings, claims or compliance requirements or in connection with currently unknown environmental liabilities.

We have not completely assessed the impact of the Euro conversion on our operations

We are currently assessing the impact of the Euro conversion on our business operations and are currently implementing a strategy intended to allow us to operate in the Euro environment during the transition period, January 1, 1999 - December 31, 2001, and after full Euro conversion, post July 1, 2002. Until we complete our assessment of the Euro conversion impact, we cannot assure that the Euro conversion will not have a material adverse effect on our overall business operations.

Our European operations began transacting in Euro denominated contracts requested by customers and suppliers beginning January 1, 1999. We do not anticipate any material impact from the Euro conversion on our computer software plans. Computer software changes necessary to comply with the Year 2000 issue generally include compliant with the Euro conversion. We do not expect additional costs related to Euro conversion for the Enterprise Resource Planning software being implemented at Huck and Howmet, but we anticipate some immaterial expense for minor system modifications. Our payroll system has not yet been examined and will require modifications to be Euro-compliant. We have not determined the costs of payroll systems modifications but we expect those costs to be immaterial. We expect no Euro conversion impact to the Thiokol Propulsion segment. We do not expect any material impact to our contracting policies or competitive position on our three business segments as a result of the Euro conversion. We are reviewing the impact of the Euro conversion on our foreign exchange exposure and have determined there will be a modest increase in this exposure as the result of our United Kingdom operation's acceptance of Euro-denominated contracts. We do not expect any significant increases in our foreign exchange exposure except for our United Kingdom operations.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

Exhibits

     Exhibit 3(ii) Amended and Restated By-Laws of Cordant Technologies Inc., July 22, 1999.

     Exhibit 10              Material Contracts

             10.1 Form of Cordant Technologies Inc., Executive Employment Agreement adopted by the Board of Directors July 22, 1999 covering certain executives of the Company including three executive officers of the Company.

Reports on Form 8-K

On June 25, 1999 a Form 8-K was filed. Included therein was Item 5, "Other Events" disclosing the Company's consideration of Huck International, Inc.'s aerospace fastener operations at Lakewood, California into the Carson, California operations. No financial statements were included.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  CORDANT TECHNOLOGIES INC.
                                                               (Registrant)




Date: July 27, 1999.                /s/ Richard L. Corbin__________________
                                    Richard L. Corbin,  Executive  Vice
                                    President and Chief  Financial  Officer
                                    (Principal Financial Officer)




                                    /s/  Michael R. Ayers__________________
                                    Michael R. Ayers,
                                    Vice President and Controller
                                    (Principal Accounting Officer)