Form 10-Q/A
period 1999-06-30
CORDANT TECHNOLOGIES INC
filed 1999-08-12
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                            --------------------

                                FORM 10-Q/A

                   PURSUANT TO SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                            --------------------


         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

                                     OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIESEXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO______________.

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

     This amendment to the Cordant Technologies Inc. (the "Company") Form 10-Q for the Period Ended June 30, 1999 (the
"Initial Filing"):

     o  supplements  the  disclosure  contained  in  Item 5 of the  Initial
Filing, and

     o replaces with a corrected copy Exhibit 3(ii) of the Initial Filing which contained an incorrect copy of the Amended and Restated By-Laws of the Company, July 22, 1999.

     Item 5 is hereby amended and restated in its entirety as follows:

ITEM 5      OTHER EVENTS

     On July 22, 1999, the Board of Directors amended the Company's By-Laws to require notice of stockholder proposals and nominations for director at least 90 days (but in no event more than 120 days) in advance of the anniversary of the prior year's Annual Meeting, subject to certain exceptions. Accordingly, stockholders wishing to propose business or nominate candidates for director at the Company's next Annual Meeting must give notice of such action no earlier than January 14, 2000 and no later than February 13, 2000. The foregoing provisions of the Company's By-Laws do not affect any rights of stockholders to request inclusion of proposals in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended. This description of the amendments to the Company's By-Laws is qualified by reference to the Amended and Restated By-Laws of the Company, July 22, 1999, filed as
Exhibit 3(ii), which is incorporated herein by reference.

                                 SIGNATURE

                  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 CORDANT TECHNOLOGIES INC.
                                (Registrant)


                                By:  /s/ Richard L. Corbin
                                     Richard L. Corbin
                                     Executive Vice President and
                                     Chief Financial Officer



                                By:  /s/ Michael R. Ayers
                                     Michael R. Ayers
                                     Vice President and Controller
                                    (Principal Accounting Officer)

Date:    August 10, 1999

                                  EXHIBIT

Exhibit 3(ii)     Amended and Restated By-Laws of the Company, July 22, 1999

                                              AMENDED AS OF JULY 22, 1999




                                  BY-LAWS

                                     OF

                         CORDANT TECHNOLOGIES INC.

                           INCORPORATED UNDER THE
                       LAWS OF THE STATE OF DELAWARE



                                 ARTICLE I

                            OFFICES AND RECORDS

     SECTION 1.1. DELAWARE OFFICE. The principal office of the Corporation in the State of Delaware shall be located in the City of Wilmington, County of New Castle, and the name and address of its registered agent is The Corporation Trust Company, 1209 Orange Street, Wilmington, Delaware.

     SECTION 1.2. OTHER OFFICES. The Corporation may have such other offices, either within or without the State of Delaware, as the Board of Directors may designate or as the business of the Corporation may from time to time require.

     SECTION 1.3. BOOKS AND RECORDS. The books and records of the Corporation may be kept outside the State of Delaware at such place or places as may from time to time be designated by the Board of Directors.

                                 ARTICLE II

                                STOCKHOLDERS

     SECTION 2.1. ANNUAL MEETING; NO ACTION BY WRITTEN CONSENT. The annual meeting of the stockholders of the Corporation shall be held on such date and at such place and time as may be fixed by resolution of the Board of Directors adopted at least ten (10) days prior to the date so fixed, for the purpose of electing directors and for the transaction of such other business as may properly come before the meeting. Subject to the rights of the holders of any class or series of stock having a preference over the Common Stock of the Corporation as to dividends or upon liquidation ("Preferred Stock"), any action required or per-mitted to be taken by the stockholders of the Corporation must be effected at an annual or special meeting of stockholders of the Corporation and may not be effected by any consent in writing by such stockholders.

     SECTION 2.2. SPECIAL MEETING. Subject to the rights of the holders of any class of Preferred Stock, special meetings of the stockholders may be called only by the Chairman of the Board or by the Board of Directors pursuant to a resolution adopted by a majority of the Whole Board (as such term is defined in Article EIGHTH of the Corporation's Restated Certificate of Incorporation (the "Certificate of Incorporation")).

     SECTION 2.3. PLACE OF MEETING. The Board of Directors may designate the place of meeting for any annual meeting or for any special meeting of the stockholders called by the Board of Directors. If no designation is made by the Board of Directors, the place of meeting shall be the principal executive office of the Corporation.

     SECTION 2.4. NOTICE OF MEETING; POSTPONEMENTS. Written or printed notice, stating the place, day and hour of the meeting and the purpose or purposes for which the meeting is called, shall be delivered not less than ten (10) days nor more than sixty (60) days before the date of the meeting, either personally or by mail, to each stockholder of record entitled to vote at such meeting. If mailed, such notice shall be deemed to be delivered when deposited in the United States mail with postage thereon prepaid, addressed to the stockholder at his address as it appears on the stock transfer books of the Corporation. Such further notice shall be given as may be required by law. Business transacted at any special meeting shall be confined to the purpose or purposes stated in the notice of such special meeting. Meetings may be held without notice if all stockholders entitled to vote are present, or if notice is waived by those not present. Any previously scheduled meeting of the stockholders may be postponed, and (unless the Certificate of Incorporation otherwise provides) any special meeting of the stockholders may be cancelled, by resolution of the Board of Directors upon public notice given prior to the date previously scheduled for such meeting of stockholders.

     SECTION 2.5. QUORUM. Except as otherwise provided by law or by the Certificate of Incorporation, a majority of the outstanding shares of the Corporation entitled to vote, represented in person or by proxy, shall constitute a quorum at a meeting of stockholders, except that when specified business is to be voted on by a class or series voting as a class, the hold-
ers of a majority of the shares of such class or series shall constitute a quorum of such class or series for the transaction of such business. The chairman of the meeting or a majority of the shares so represented may adjourn the meeting from time to time, whether or not there is such a quorum. No notice of the time and place of adjourned meetings need be given except as required by law. The stockholders present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough stockholders to leave less than a quorum.

     SECTION 2.6. PROXIES. At all meetings of stockholders, a stockholder may vote by proxy executed in writing by the stockholder, or by his duly authorized attorney in fact. Such proxy must be filed with the Secretary of the Corporation or his representative at or before the time of the meeting. No proxy shall be valid after three (3) years from the date of its execution, unless the proxy shall otherwise provide.

     SECTION 2.7. INSPECTORS OF ELECTIONS; OPENING AND CLOSING. The Board of Directors by resolution shall appoint one or more inspectors, which inspector or inspectors may include individuals who serve the Corporation in other capacities, including, without limitation, as officers, employees, agents or representatives, to act at the meetings of stockholders and make a written report thereof. One or more persons may be designated as alternate inspectors to replace any inspector who fails to act. If no inspector or alternate has been appointed to act or is able to act at a meeting of stockholders, the Chairman of the meeting shall appoint one or more inspectors to act at the meeting. Each inspector, before discharging his or her duties, shall take and sign an oath faithfully to execute the duties of inspector with strict impartiality and according to the best of his or her ability. The inspectors shall have the duties prescribed by law.

     The Chairman of the meeting shall fix and announce at the meeting the date and time of the opening and the closing of the polls for each matter upon which the stockholders will vote at a meeting.

     SECTION 2.8. NOTICE OF STOCKHOLDER BUSINESS. (a) At an annual meeting of the stockholders, only such business shall be conducted as shall have been properly brought before the meeting. To be properly brought before an annual meeting business must be (a) specified in the notice of meeting (or any supplement thereto) given by or at the direction of the Board of Directors, (b) otherwise properly brought before the meeting by or at the direction of the Board of Directors, or (c) otherwise properly brought before the meeting by a stockholder entitled to vote at the meeting. For business to be properly brought before an annual meeting by a stockholder, the stockholder must have given timely notice thereof in writing to the Secretary of the Corporation. To be timely, a stockholder's notice must be delivered to or mailed and received at the principal executive offices of the Corporation not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the opening of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of a stockholder meeting commence a new time period for the giving of a stockholder's notice as described above. A stockholder's notice to the Secretary shall set forth as to each matter the stockholder proposes to bring before the annual meeting (a) a brief description of the business desired to be brought before the annual meeting and the reasons for conducting such business at the annual meeting, (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the proposal is made (i) the name and record address of such stockholder proposing such business and such beneficial owner, (ii) the class and number of shares of the Corporation which are beneficially owned by such stockholder and such beneficial owner, and (iii) any material interest of such stockholder and such beneficial owner in such business. The Chairman of an annual meeting shall, if the facts warrant, determine and declare to the meeting that business was not properly brought before the meeting and in accordance with the provisions of this Section 2.8, and if he should so determine, he shall so declare to the meeting and any such business not properly brought before the meeting shall not be transacted. At any special meeting of the stockholders, only such business shall be conducted as shall have been brought before the meeting by or at the direction of the Board of Directors.

     (b) For purposes of this Section 2.8 and Section 2.9, "public announcement" shall mean disclosure in a press release reported by the Dow Jones News Service, Associated Press or comparable national news service or in a document publicly filed by the Corporation with the Securities and Exchange Commission pur-suant to Section 13, 14 or 15(d) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").

     (c) Notwithstanding the provisions of Section 2.8 and Section 2.9, a stockholder shall also comply with all applicable requirements of the Exchange Act and the rules and regulations thereunder with respect to the matters set forth in this By-Law. Nothing in these By-Law shall be deemed to affect any rights (i) of stockholders to request inclusion of proposals in the Corporation's proxy statement pursuant to Rule 14a-8 under the Exchange Act or (ii) of the holders of any series of Preferred Stock to elect directors under specified circumstances.

     SECTION 2.9. NOTICE OF STOCKHOLDER NOMINEES. Only persons who are nominated in accordance with the procedures set forth in this Section 2.9 shall be eligible for election as Directors. Nominations of persons for election to the Board of Directors of the Corporation may be made at a meeting of stockholders by or at the direction of the Board of Directors, by any nominating committee or person appointed by the Board of Directors or by any stockholder of the Corporation entitled to vote for the election of Directors at the meeting who complies with the notice procedures set forth in this Section 2.9. Such nominations, other than those made by or at the direction of the Board of Directors, shall be made pursuant to timely notice in writing to the Secretary of the Corporation. To be timely, a stockholder's notice shall be delivered to or mailed and received at the principal executive offices of the Corporation not later than the close of business on the 90th day nor earlier than the opening of business on the 120th day prior to the first anniversary of the preceding year's annual meeting; provided, however, that in the event that the date of the annual meeting is more than 30 days before or more than 60 days after such anniversary date, notice by the stockholder to be timely must be so delivered not earlier than the opening of business on the 120th day prior to such annual meeting and not later than the close of business on the later of the 90th day prior to such annual meeting or the 10th day following the day on which public announcement of the date of such meeting is first made by the Corporation. In no event shall the public announcement of an adjournment of a stockholder meeting commence a new time period for the giving of a stockholder's notice as described above. Such stockholder's notice shall set forth (a) as to each person whom the stockholder proposes to nominate for election or re-election as a Director, all information relating to such person that is required to be disclosed in solicitations of proxies for election of Directors in an election contest, or is otherwise required, in each case pursuant to Regulation 14A under the Exchange Act and Rule 14a-11 thereunder (including without limitation such person's written consent to being named in the proxy statement as a nominee and to serving as a Director if elected); and (b) as to the stockholder giving the notice and the beneficial owner, if any, on whose behalf the nomination is made (i) the name and record address of such stockholder and such beneficial owner and (ii) the class and number of shares of the Corporation which are beneficially owned by such stockholder and such beneficial owner. The Chairman of the meeting shall, if the facts warrant, determine and declare to the meeting that a nomination was not made in accordance with the procedures prescribed by the By-Laws, and if he should so determine, he shall so declare to the meeting and the defective nomination shall be disregarded. Notwithstanding anything in the second sentence of this paragraph to the contrary, in the event that the number of directors to be elected to the Board of Directors of the Corporation is increased and there is no public announcement naming all of the nominees for director or specifying the size of the increased Board of Directors made by the Corporation at least 100 days prior to the first anniversary of the preceding year's annual meeting, a stockholder's notice required by this By-Law shall also be considered timely, but only with respect to nominees for any new positions created by such increase, if it shall be delivered to the Secretary at the principal executive offices of the Corporation not later than the close of business on the 10th day following the day on which such public announcement is first made by the Corporation.

     SECTION 2.10. PROCEDURE FOR ELECTION OF DIRECTORS. Election of directors at all meetings of the stockholders at which directors are to be elected shall be by ballot, and, except as otherwise set forth in any Preferred Stock Designation (as defined in Article FOURTH of the Certificate of Incorporation) with respect to the right of the holders of any class or series of Preferred Stock to elect additional directors under specified circumstances, a plurality of the votes cast thereat shall elect. Except as otherwise provided by law, the Certificate of Incorporation, any Preferred Stock Designation, the By-Laws of the Corporation or resolution adopted by the Whole Board, all matters other than the election of directors submitted to the stockholders at any meeting shall be decided by the affirmative vote of a majority of the shares present in person or represented by proxy at the meeting and entitled to vote on the matter.

                                ARTICLE III

                             BOARD OF DIRECTORS

     SECTION 3.1. GENERAL POWERS. The business and affairs of the Corporation shall be managed by or under the direction of its Board of Directors. In addition to the powers and authorities by these By-Laws expressly conferred upon them, the Board of Directors may exercise all such powers of the Corporation and do all such lawful acts and things as are not by statute or by the Certificate of Incorporation or by these By-Laws required to be exercised or done by the stockholders.

     SECTION 3.2. NUMBER, TENURE AND QUALIFICATIONS. Subject to the rights of the holders of any class or series of Preferred Stock to elect directors under specified circumstances, the number of directors shall be fixed from time to time exclusively pursuant to a resolution adopted by a majority of the Whole Board. Commencing with the 1989 annual meeting of stockholders of the Corporation, the directors, other than those who may be elected by the holders of any series of Preferred Stock under specified circumstances, shall be divided, with respect to the time for which they severally hold office, into three classes, with the term of office of the first class to expire at the 1990 annual meeting of stockholders, the term of office of the second class to expire at the 1991 annual meeting of stockholders and the term of office of the third class to expire at the 1992 annual meeting of stockholders, with each director to hold office until his or her successor shall have been duly elected and qualified. At each annual meeting of stockholders, commencing with the 1990 annual meeting, (i) directors elected to succeed those directors whose terms then expire shall be elected for a term of office to expire at the third succeeding annual meeting of stockholders after their election, with each director to hold office until his or her successor shall have been duly elected and qualified, and (ii) if authorized by a resolution of the Board of Directors, directors may be elected to fill any vacancy on the Board of Directors, regardless of how such vacancy shall have been created. In order to be qualified to serve as a director, a person must (a) not have attained the age of seventy (70) years and (b) either (i) be an officer or employee of the Corporation and not (A) have voluntarily resigned from the position or office he held at the time of his election as a director, (B) have retired or been retired pursuant to the requirements of a pension, profit sharing, or similar plan or (C) have, at the time of his election as a director, held a position or office in the Corporation which has been changed, other than by an upward or expanded promotion or (ii) in the case of any person who is not an officer or employee of the Corporation, not (A) have retired from or severed his connection with the organization with which he was affiliated at the time of his election as a director or (B) have held a position or office with an organization with which he was affiliated at the time of his election as a director which has been changed, other than by an upward or expanded promotion. Whenever any director shall cease to be qualified to serve as a director his term shall expire, but he shall continue to serve until his successor is elected and qualified; provided, however, that no director's term shall so expire if the Board of Directors shall have waived such qualification.

     SECTION 3.3. REGULAR MEETINGS. A regular meeting of the Board of Directors shall be held without other notice than this By-Law immediately after, and at the same place as, the Annual Meeting of Stockholders. The Board of Directors may, by resolution, provide the time and place for the holding of additional regular meetings without other notice than such resolution.

     SECTION 3.4. SPECIAL MEETINGS. Special meetings of the Board of Directors shall be called at the request of the Chairman of the Board, the President or a majority of the Board of Directors. The person or persons authorized to call special meetings of the Board of Directors may fix the place and time of the meetings.

     SECTION 3.5. NOTICE. Notice of any special meeting shall be given to each director at his business or residence in writing, by hand delivery, first-class or overnight mail, telegram or facsimile transmission, or orally by telephone. If by first-class mail, such notice shall be deemed adequately delivered when deposited in the United States mails so addressed, with postage thereon prepaid, at least five (5) days before such meeting. If by telegram or overnight mail, such notice shall be deemed adequately delivered when the telegram is delivered to the telegraph company or the notice is delivered to the overnight mail delivery company at least forty-eight (48) hours before such meeting. If by facsimile transmission or by telephone, the notice shall be given at least twelve
(12) hours prior to the time set for the meeting. Neither the business to be transacted at, nor the purpose of, any regular or special meeting of the Board of Directors need be specified in the notice of such meeting, except for amendments to these By-Laws, as provided under Article VII, Section
7.1. A meeting may be held at any time without notice if all the directors are present or if those not present waive notice of the meeting in writing, either before or after such meeting.

     SECTION 3.6. QUORUM. A whole number of directors equal to at least a majority of the Whole Board shall constitute a quorum for the transaction of business, but if at any meeting of the Board of Directors there shall be less than a quorum present, a majority of the directors present may adjourn the meeting from time to time without further notice. The act of the majority of the directors present at a meeting at which a quorum is present shall be the act of the Board of Directors. The directors present at a duly organized meeting may continue to transact business until adjournment, notwithstanding the withdrawal of enough directors to leave less than a quorum.

     SECTION 3.7. VACANCIES. Subject to the rights of the holders of any class or series of Preferred Stock, and unless the Board of Directors otherwise determines, vacancies resulting from death, resignation, retirement, disqualification, removal from office or other cause, and newly created directorships resulting from any increase in the authorized number of directors may be filled, only by the affirmative vote of a majority of the remaining directors, though less than a quorum of the Board of Directors, and directors so chosen shall hold office for a term expiring at the annual meeting of stockholders at which the term of office of the class to which they have been elected expires and until such director's successor shall have been duly elected and qualified. No decrease in the number of authorized directors constituting the Whole Board shall shorten the term of any incumbent director.

     SECTION 3.8. EXECUTIVE AND OTHER COMMITTEES. The Board of Directors, immediately following each annual meeting of stockholders or a special meeting of the same held for the election of a majority of directors, shall immediately meet and shall appoint from its number by a majority vote of the Whole Board an Executive Committee of such number of members as from time to time may be selected by the Board, to serve until the next annual or special meeting at which a majority of directors is elected or until the respective successor of each is duly appointed. The Executive Committee shall possess and may exercise all the powers and authority of the Board of Directors in the management and direction of the business and affairs of the Corporation, except as limited by law and except for the power to change the membership or to fill vacancies in the Board or any committee of the Board. The Board of Directors, by majority vote of the Whole Board, may designate one or more additional committees with such powers and responsibilities as shall be specified in the designating resolution, subject to applicable law. The Board shall have the power at any time to change the membership of any committee, to fill vacancies in any such committees, to make rules for the conduct of business of such  committees,or to dissolve any of such committees.

                  SECTION 3.9. REMOVAL. Subject to the rights of the holders of any class or series of Preferred Stock, any director, or the entire Board of Directors, may be removed from office at any time, but only for cause and only by the affirmative vote of the holders of at least 80 percent of the voting power of all of the then-outstanding shares of capital stock of the Corporation entitled to vote generally in the election of directors (the "Voting Stock"), voting together as a single class.

                                 ARTICLE IV

                                  OFFICERS

     SECTION 4.1. ELECTED OFFICERS. The elected officers of the Corporation shall be a Chairman of the Board of Directors, a Secretary, a Treasurer, and such other officers (including, without limitation, a President) as the Board of Directors from time to time may deem proper. The Chairman of the Board of Directors shall be chosen from the directors. All officers chosen by the Board of Directors shall each have such powers and duties as generally pertain to their respective offices, subject to the specific provisions of this ARTICLE IV. Such officers shall also have such powers and duties as from time to time may be conferred by the Board of Directors or by any Committee thereof.

     SECTION 4.2. ELECTION AND TERM OF OFFICE. The elected officers of the Corporation shall be elected annually by the Board of Directors at the regular meeting of the Board of Directors held after each annual meeting of the stockholders. If the election of officers shall not be held at such meeting such election shall be held as soon thereafter as convenient. Each officer shall hold office until his successor shall have been duly elected and shall have qualified or until his death or until he shall resign, but any officer may be removed from office at any time by the affirmative vote of a majority of the members of the Whole Board.

     SECTION 4.3. CHAIRMAN OF THE BOARD. The Chairman of the Board shall preside at all meetings of the stockholders and of the Board of Directors. The Chairman of the Board shall have the general management of the affairs of the Corporation and shall perform all duties incidental to his office which may be required by law and all such other duties as are properly required of him by the Board of Directors. Except where by law the signature of the President (if any) is required, the Chairman of the Board shall possess the same power as the President to sign all certificates, contracts, and other instruments of the Corporation which may be authorized by the Board of Directors. He shall make reports to the Board of Directors and the stockholders, and shall perform all such other duties as are properly required of him by the Board of Directors. He shall see that all orders and resolutions of the Board of Directors and of any committee thereof are carried into effect.

     SECTION 4.4. PRESIDENT. The President (if one shall have been chosen by the Board of Directors) shall act in a general executive capacity and shall assist the Chairman of the Board in the administration and operation of the Corporation's business and general supervision of its policies and affairs. The President shall, in the absence of or because of the inability to act of the Chairman of the Board, perform all duties of the Chairman of the Board and preside at all meetings of stockholders and of the Board of Directors. The President may sign with the Secretary, or an Assistant Secretary, or any other proper officer of the Corporation authorized by the Board of Directors, certificates, contracts, and other instruments of the Corporation as authorized by the Board of Directors. In the event of the death, inability or refusal to act of the President, the Board of Directors shall promptly meet for the purpose of electing his successor.

     SECTION 4.5. REMOVAL. Any officer elected by the Board of Directors may be removed by a majority of the members of the Whole Board whenever, in their judgment, the best interests of the Corporation would be served thereby. No elected officer shall have any contractual rights against the Corporation for compensation by virtue of such election beyond the date of the election of his successor, his death, his resignation or his removal, whichever event shall first occur, except as otherwise provided in an employment contract or under an employee deferred compensation plan.

     SECTION 4.6. VACANCIES. A newly created office and a vacancy in any office because of death, resignation, or removal may be filled by the Board of Directors for the unexpired portion of the term at any meeting of the Board of Directors.

                                 ARTICLE V

                      STOCK CERTIFICATES AND TRANSFERS

                  SECTION 5.1. STOCK CERTIFICATES AND TRANSFERS. The interest of each stockholder of the Corporation shall be evi-denced by certificates for shares of stock in such form as the appropriate officers of the Corporation may from time to time prescribe. The shares of the stock of the Corporation shall be transferred on the books of the Corporation by the holder thereof in person or by his attorney, upon surrender for cancellation of certificates for the same number of shares, with an assignment and power of transfer endorsed thereon or attached thereto, duly executed, with such proof of the authenticity of the signature as the Corporation or its agents may reasonably require.

     The certificates of stock shall be signed, countersigned and registered in such manner as the Board of Directors may by resolution prescribe, which resolution may permit all or any of the signatures on such certificates to be in facsimile. In case any officer, transfer agent or registrar who has signed or whose facsimile signature has been placed upon a certificate has ceased to be such officer, transfer agent or registrar before such certificate is issued, it may be issued by the Corporation with the same effect as if he were such officer, transfer agent or registrar at the date of issue.

                                 ARTICLE VI

                          MISCELLANEOUS PROVISIONS

     SECTION 6.1. FISCAL YEAR. Until June 30, 1998, the fiscal year of the Corporation shall begin on the first day of July and end on the thirtieth day of June of each year. The period from July 1, 1998 until December 31, 1998 shall constitute a transitional fiscal period, with the Corporation thereafter having a fiscal year beginning on the first day of January and ending on the last day of December of each year.

     SECTION 6.2. DIVIDENDS. The Board of Directors may from time to time declare, and the Corporation may pay, dividends on its outstanding shares in the manner and upon the terms and conditions provided by law and its Certificate of Incorporation.

     SECTION 6.3. SEAL. The corporate seal may bear in the center the emblem of some object, and shall have enscribed thereunder the words "Corporate Seal" and around the margin thereof the words "Cordant Technologies Inc. -- Delaware 1969."

     SECTION 6.4. WAIVER OF NOTICE. Whenever any notice is required to be given to any stockholder or director of the Corporation under the provisions of the General Corporation Law of the State of Delaware, a waiver thereof in writing, signed by the person or persons entitled to such notice, whether before or after the time stated therein, shall be deemed equivalent to the giving of such notice. Neither the business to be transacted at, nor the purpose of, any annual or special meeting of the stockholders or the Board of Directors need be specified in any waiver of notice of such meeting.

     SECTION 6.5. AUDITS. The accounts, books and records of the Corporation shall be audited upon the conclusion of each fiscal year by an independent certified public accountant selected by the Board of Directors, and it shall be the duty of the Board of Directors to cause such audit to be made annually.

     SECTION 6.6. RESIGNATIONS. Any director or any officer, whether elected or appointed, may resign at any time by serving written notice of such resignation on the Chairman of the Board, the President, or the Secretary, and such resignation shall be deemed to be effective as of the close of business on the date said notice is received by the Chairman of the Board, the President, or the Secretary. No formal action shall be required of the Board of Directors or the stockholders to make any such resignation effective.

     SECTION 6.7. INDEMNIFICATION OF DIRECTORS, OFFICERS, EMPLOYEES AND AGENTS. The Corporation shall provide indemnification as set forth in Article NINTH of the Certificate of Incorporation.

                                ARTICLE VII

                                 AMENDMENTS

     SECTION 7.1. AMENDMENTS. These By-Laws may be amended, added to, rescinded or repealed at any meeting of the Board of Directors or of the stockholders, provided notice of the proposed change was given in the notice of the meeting and, in the case of a meeting of the Board of Directors, in a notice given not less than two days prior to the meeting; provided, however, that, in the case of amendments by stockholders notwithstanding any other provisions of these By-Laws or any provision of law which might otherwise permit a lesser vote or no vote, but in addition to any affirmative vote of the holders of any particular class or series of the Voting Stock required by law, the Certificate of Incorporation, any Preferred Stock Designation or these By-Laws, the affirmative vote of the holders of at least 80 percent of the voting power of all the then outstanding shares of the Voting Stock, voting together as a single class, shall be required to alter, amend or repeal any provision of these By-Laws.