Form 10-Q
period 1999-09-30
CORDANT TECHNOLOGIES INC
filed 1999-10-21
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

             For the quarterly period ended September 30, 1999

                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ______________.

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


Common  Stock,  $1.00  par  value,   outstanding  at  September  30,  1999:
36,714,831

                         CORDANT TECHNOLOGIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                             September 30, 1999


                                   INDEX

                                                                       Page

                       PART I. FINANCIAL INFORMATION

ITEM 1.  Financial Statements

         Consolidated Statements of Income - Three months
              ended and Nine months ended September 30, 1999 and 1998     3

         Consolidated Balance Sheets -
              September 30, 1999 and December 31, 1998                  4-5

         Consolidated Statements of Cash Flows - Nine
              months ended September 30, 1999 and 1998                    6

         Consolidated Statements of Stockholders' Equity-
              Three months ended and Nine months ended
              September 30, 1999 and 1998                                 7

              Notes to Consolidated Financial Statements               8-14

ITEM 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     15-35

ITEM 3.  Quantitative and Qualitative Disclosure about Market Risk       35


                         PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               36

ITEM 5   Other Information                                            36-43

ITEM 6.  Exhibits and Reports on Form 8-K                                44

SIGNATURES                                                               44

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                         CORDANT TECHNOLOGIES INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                              Three Months Ended                 Nine Months Ended
                                                                  September 30                       September 30
                                                          ------------------------------------------------------------------
                                                               1999          1998                1999             1998
----------------------------------------------------------------------------------------------------------------------------

Net sales                                                      $ 602.6       $ 595.0           $ 1,878.6       $ 1,786.4

Operating expenses:
     Cost of sales                                               462.0         461.6             1,451.2         1,390.1
     Selling, general and administrative                          46.3          36.6               154.1           129.5
     Research and development                                      7.2           6.0                23.7            22.5
----------------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                515.5         504.2             1,629.0         1,542.1
----------------------------------------------------------------------------------------------------------------------------

Income from operations                                            87.1          90.8               249.6           244.3

Interest income                                                    1.0           4.3                 5.8            10.9
Interest expense                                                 (10.7)         (8.2)              (31.0)          (21.0)
Other, net                                                        (1.3)         (1.5)               (2.0)           (2.9)
----------------------------------------------------------------------------------------------------------------------------
Income before income taxes and
    minority interest                                             76.1          85.4               222.4           231.3
Income taxes                                                     (28.2)        (32.9)              (76.9)          (86.3)
----------------------------------------------------------------------------------------------------------------------------
Income before minority interest                                   47.9          52.5               145.5           145.0
Minority interest                                                 (5.8)        (14.0)              (17.7)          (32.6)
----------------------------------------------------------------------------------------------------------------------------

Net income                                                     $  42.1       $  38.5           $   127.8       $   112.4
----------------------------------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                                     $  1.15       $  1.05           $    3.49       $    3.08
     Diluted                                                   $  1.12       $  1.03           $    3.41       $    2.99
----------------------------------------------------------------------------------------------------------------------------
Dividends per share                                            $   .10       $   .10           $     .30       $     .30
============================================================================================================================


See notes to consolidated financial statements.




                         CORDANT TECHNOLOGIES INC.
                        CONSOLIDATED BALANCE SHEETS
                               (IN MILLIONS)

                                                                               September 30
                                                                                   1999                   December 31
                                                                                (Unaudited)                   1998
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                                   $    20.3                $    45.3
     Receivables                                                                     271.9                    240.0
     Inventories                                                                     255.0                    252.3
     Deferred income taxes and prepaid expenses                                       58.6                     60.8
     Restricted Trust (a)                                                                                     716.4
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        605.8                  1,314.8

Property, plant and equipment, at cost
     less allowances for depreciation                                                726.2                    672.3

Other assets
     Costs in excess of net assets of businesses
         acquired, net                                                               844.6                    561.7
     Patents and other intangible assets, net                                        116.3                    128.3
     Other noncurrent assets                                                         131.5                    132.8
------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                            1,092.4                    822.8
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                $ 2,424.4                $ 2,809.9
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




                         CORDANT TECHNOLOGIES INC.
                        CONSOLIDATED BALANCE SHEETS
                               (IN MILLIONS)
                                                                               September 30
                                                                                  1999                     December 31
                                                                                (Unaudited)                    1998
------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
     Short-term debt                                                             $   110.4                 $    71.5
     Accounts payable                                                                125.1                     139.8
     Accrued compensation                                                             99.9                      81.6
     Other accrued expenses                                                          205.1                     202.1
     Current portion of long-term debt                                               225.2                       8.6
     Pechiney Notes (a)                                                                                        716.4
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   765.7                   1,220.0

Noncurrent liabilities
     Accrued retiree benefits                                                        172.9                     169.0
     Deferred income taxes                                                            46.7                      52.3
     Accrued interest and other noncurrent liabilities                               225.3                     234.2
     Long-term debt                                                                  357.1                     324.5
------------------------------------------------------------------------------------------------------------------------
         Total noncurrent liabilities                                                802.0                     780.0

Minority interest                                                                     72.1                     142.0
Stockholders' equity
     Common stock  (par  value  $1.00 per  share)  Authorized  - 200 shares
         Issued - 41.1 shares at September 30, 1999 and
            December 31, 1998 (includes treasury shares)                              41.1                      41.1
     Additional paid-in capital                                                       48.0                      47.4
     Retained earnings                                                               775.6                     658.8
     Accumulated other comprehensive income (loss)                                    (8.6)                     (3.9)
------------------------------------------------------------------------------------------------------------------------
                                                                                     856.1                     743.4
     Less common stock in treasury, at cost
         4.4 shares, September 30, 1999 and
         4.6 shares, December 31, 1998                                               (71.5)                    (75.5)
------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                               784.6                     667.9
------------------------------------------------------------------------------------------------------------------------

            Total liabilities and stockholders' equity                           $ 2,424.4                 $ 2,809.9
------------------------------------------------------------------------------------------------------------------------

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




                         CORDANT TECHNOLOGIES INC.
             CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                               (IN MILLIONS)

                                                                                            Nine Months Ended
                                                                                               September 30
                                                                                 -------------------------------------
                                                                                       1999                  1998
----------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                           $ 127.8              $ 112.4
Adjustments to reconcile net income to net cash
     provided by operating activities:
         Minority interest                                                              17.7                 32.6
         Depreciation                                                                   58.7                 52.6
         Amortization                                                                   28.5                 22.6
         Changes in operating assets and liabilities:
            Receivables                                                                (34.8)               (25.0)
            Inventories                                                                 (3.2)                12.9
            Accounts payable and accrued expenses                                      (16.6)               (23.3)
            Income taxes                                                                22.7                 30.8
            Other                                                                       (4.3)                (9.0)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by operating activities                              196.5                206.6

Investing Activities
     Acquisitions                                                                     (385.0)              (277.0)
     Purchases of property, plant and equipment                                       (115.1)               (77.9)
     Proceeds from disposal of assets                                                    1.0                  4.7
----------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                (499.1)              (350.2)

Financing Activities
     Net change in short-term debt                                                      36.2                 62.9
     Issuance of long-term debt                                                        450.0                336.6
     Repayment of long-term debt                                                      (200.1)              (254.2)
     Purchase of common stock for treasury                                                                  (12.9)
     Stock option transactions                                                           4.6                  4.7
     Dividends paid                                                                    (11.0)               (11.0)
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                              279.7                126.1
Foreign currency rate changes                                                           (2.1)                  .9
----------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (25.0)               (16.6)
Cash and cash equivalents at beginning of year                                          45.3                 45.6
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  20.3              $  29.0
======================================================================================================================


See notes to consolidated financial statements.


                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                   (IN MILLIONS)
                                                                                           Accumulated
                                                         Additional                           Other        Total
                                                Common   Paid-In    Retained   Treasury   Comprehensive  Stockholders'
                                                Stock    Capital    Earnings     Stock       Income        Equity
--------------------------------------------------------------------------------------------------------------------
Three months ended September 30

Balance, June 30, 1998                            $41.1     $46.8     $598.0      $(72.5)    $ (3.9)        $609.5
Comprehensive income
    Net income                                                          38.5                                  38.5
      Other comprehensive income
         Cumulative translation adjustment                                                      2.2            2.2
                                                                                                         -----------
      Total comprehensive income                                                                              40.7
                                                                                                         ===========
Dividends paid                                                          (3.7)                                 (3.7)
Treasury stock purchased (.2 shares)                                                (2.1)                     (2.1)
Stock options exercised and related
    income tax benefits (.1 shares)                            .6                     .5                       1.1
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                       $41.1     $47.4     $632.8      $(74.1)    $ (1.7)        $645.5
--------------------------------------------------------------------------------------------------------------------

Balance, June 30, 1999                            $41.1     $47.5     $737.2      $(72.1)    $(15.1)        $738.6
Comprehensive income
    Net income                                                          42.1                                  42.1
      Other comprehensive income
        Cumulative translation adjustment                                                       6.5            6.5
                                                                                                         ------------
      Total comprehensive income                                                                              48.6
                                                                                                         ============
Dividends paid                                                          (3.7)                                 (3.7)
Stock options exercised and related
    income tax benefits (.1 shares)                            .5                     .6                       1.1
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                       $41.1     $48.0     $775.6      $(71.5)    $ (8.6)        $784.6
--------------------------------------------------------------------------------------------------------------------

Nine months ended September 30

Balance, December 31, 1997                        $20.5     $46.0     $552.0      $(64.5)    $ (3.5)        $550.5
Comprehensive income
    Net Income                                                         112.4                                 112.4
      Other comprehensive income
        Cumulative translation adjustment                                                       1.8            1.8
                                                                                                       -------------
      Total comprehensive income                                                                             114.2
                                                                                                       =============
Dividends paid                                                         (11.0)                                (11.0)
Stock Split (2.2 treasury shares and
    20.6 common shares)                            20.6                (20.6)
Treasury stock purchases (.3 shares)                                               (12.9)                    (12.9)
Stock options exercised and related
    income tax benefits (.1 shares)                           1.4                    3.3                       4.7

--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1998                       $41.1     $47.4     $632.8      $(74.1)    $ (1.7)        $645.5
--------------------------------------------------------------------------------------------------------------------

Balance, December 31, 1998                        $41.1     $47.4     $658.8      $(75.5)    $ (3.9)        $667.9
Comprehensive income
    Net income                                                         127.8                                 127.8
      Other comprehensive income
        Minimum pension liability                                                                .9             .9
        Cumulative translation adjustment                                                      (5.6)          (5.6)
                                                                                                         -----------
    Total comprehensive income                                                                               123.1
                                                                                                         ===========
Dividends paid                                                         (11.0)                                (11.0)
Stock options exercised and related
    income tax benefits (.2 shares)                            .6                    4.0                       4.6
--------------------------------------------------------------------------------------------------------------------
Balance, September 30, 1999                       $41.1     $48.0     $775.6      $(71.5)    $ (8.6)        $784.6
====================================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at December 31, 1998 reflects the Company's audited consolidated balance sheet at that date. In management's opinion, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine-months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's 1999 Notice of Annual Meeting and Proxy Statement, Financial Information, incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Certain reclassifications were made to the 1998 financial statements to conform to the 1999 presentation.


Receivables

The components of receivables are as follows:
                                                                            September 30
                                                                                1999              December 31
      (in millions)                                                         (Unaudited)             1998

      ----------------------------------------------------------------- --------------------- ---------------------
             Trade accounts receivable                                          $155.0               $159.0
              Retained receivables                                                56.6                 32.0
              Allowance for doubtful accounts                                     (8.0)                (7.8)
      ----------------------------------------------------------------- --------------------- ---------------------
                     Total Trade Receivables                                     203.6                183.2
      Receivables under U.S. Government contracts
           and subcontracts                                                       68.3                 56.8
      ----------------------------------------------------------------- --------------------- ---------------------
                                                                                $271.9               $240.0
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

Cost management award fees totaling $147.3 million, at September 30, 1999, have been recognized on the current Buy 3 Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The Buy 3 RSRM contract is expected to be completed during 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Trade accounts receivable primarily relate to sales to well established corporations, and historically, bad debt expense has been minor.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at September 30, 1999. The $56.6 million retained receivables represents the receivables set aside to replace sold receivables in the event they are not fully collected.


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

The components of inventories are as follows:

                                                                            September 30
                                                                                1999              December 31
      (in millions)                                                         (Unaudited)             1998

      ----------------------------------------------------------------- ----------------------- -------------------
      Raw materials and work-in-process                                         $191.4                $161.8
      Finished Goods                                                              56.0                  87.6
      Inventoried costs related to U.S. Government
           and other long-term contracts                                          46.2                  28.8
      Progress payments received on long-term
           contracts                                                             (33.0)                (22.6)
      ----------------------------------------------------------------- ----------------------- -------------------
                                                                                $255.0                $252.3
      =============================================================================================================

At September 30, 1999 and December 31, 1998, inventories include $113.1 and $111.8 million, respectively, that are valued using LIFO. The LIFO valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


Purchase of Additional Howmet International Inc. Common Stock

On February 8, 1999, the Company acquired the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle Blade Acquisition Partners, L.P. (Carlyle) for $385 million. The acquisition included a new Carlyle Standstill Agreement and the extension of an existing covenant not to compete. With this purchase of the Carlyle shares, the Company's ownership of Howmet International Inc. common stock increased to approximately 84.6 million shares representing 84.6 percent of Howmet's outstanding voting common stock. The remaining 15.4 percent of Howmet common stock is publicly owned. The acquisition was financed with borrowings under an unsecured bank line of credit established in conjunction with the stock purchase. As a result of this acquisition, a one-time tax adjustment was recorded in the first quarter of 1999 reversing $7.1 million or $.19 per share of a previously accrued accumulated dividend tax.

Additional detailed financial information about Howmet is available in it's current Form 10-Q and in Howmet's Notice of 1999 Annual Meeting and Proxy Statement, Exhibit B, incorporated by reference in Howmet's Annual Report on Form 10-K for the year ended December 31, 1998.

FINANCING ARRANGEMENTS

Long term debt is summarized as follows:

                                                                               September 30
                                                                                  1999               December 31
(in millions)                                                                  (Unaudited)              1998

-------------------------------------------------------------------------- --------------------- --------------------
Cordant Technologies 6.625% senior notes                                         $150.0                  $150.0
Cordant Technologies senior revolving credit facilities                           375.0                   110.0
Howmet senior revolving credit facility                                            50.0                    60.0
Other                                                                               7.3                    13.1
-------------------------------------------------------------------------- --------------------- --------------------
                                                                                  582.3                   333.1
      Less current portion                                                        225.2                     8.6
-------------------------------------------------------------------------- --------------------- --------------------
                                                                                 $357.1                  $324.5
=====================================================================================================================

The Company, excluding Howmet, has credit commitments from a group of banks aggregating $500 million under revolving credit facilities, of which $125 million was available at September 30, 1999. The funds available under the credit facilities may be used for any corporate purpose and are available through November 1999 ($300 million), February 2000 ($50 million), and May 2001 ($150 million). The Company has the option to extend the November 1999 credit facility for an additional nine months. The interest rate on the revolving credit facilities is based on LIBOR plus a spread, and was 6.2 and 5.9 percent at September 30, 1999 and December 31, 1998, respectively. The credit agreements and senior notes contain covenants restricting, among other things, the Company's ability to incur funded debt, limitations on liens, sale and leaseback transactions, and the sale of assets.

Howmet has credit commitments from a group of banks aggregating $300 million under a revolving credit agreement, of which $242.4 million was available at September 30, 1999. Howmet had $7.6 million in Letters of Credit outstanding at September 30, 1999 under the revolving credit facility. The funds available under the credit facility may be used for any corporate purpose and are available through December 2002. The interest rate on the facility is based on LIBOR plus a spread, and was 5.6 and 5.8 percent at September 30, 1999 and December 31, 1998, respectively. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments.

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

                                                         Three-Months Ended              Nine-Months Ended
                                                            September 30                   September 30
                                                    ------------------------------------------------------------
(In millions, except per share data)                      1999            1998            1999           1998
----------------------------------------------------------------------------------------------------------------

Numerator for basic and
     diluted earnings per share:

         Net Income                                     $ 42.1            $ 38.5        $ 127.8       $ 112.4
----------------------------------------------------------------------------------------------------------------

Denominator

     Denominator for basic earnings
         per share--weighted-average
         shares                                           36.7              36.5           36.6          36.5
     Effect of dilutive securities
         Employee stock options                             .9               1.0             .9           1.0
----------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings
         per share--weighted-average
         shares and assumed exercises                     37.6              37.5           37.5          37.5
----------------------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                              $  1.15           $ 1.05        $   3.49      $   3.08
     Diluted                                            $  1.12           $ 1.03        $   3.41      $   2.99
=================================================================================================================

Lakewood Closure and Relocation

On June 25, 1999, the Company announced the closing and relocation of assets at its Lakewood, California aerospace fastener manufacturing plant to the Company's nearby Carson, California plant. The Lakewood closure is expected to reduce fixed costs by approximately $6 million pre-tax annually and allow better utilization of available capacity at Carson. The consolidated plant will be able to support customers at the peak production rates experienced during 1998. The Company's second quarter results included a $5 million pre-tax charge for the plant closing. During September all manufacturing at Lakewood was transferred to the Carson facility.

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

The  Company  evaluates   performance  and  allocates  resources  based  on
operating income, which is pre-tax income before interest income and expense, and excludes any equity income and other non-operating expenses. In accordance with industry practice, a proportionate share of Corporate general and administrative expense is allocated and reimbursed through Propulsion Systems government contracts. Inter-segment sales and transfers are not significant.

Summary unaudited segment information for the three and nine months ended September 30 follows:


                                                    Three Months Ended              Nine months Ended
                                                       September 30                    September 30
                                               ----------------------------------------------------------------


(in millions)                                          1999            1998          1999              1998
---------------------------------------------------------------------------------------------------------------

 Sales:
 Investment Castings                                 $ 355.2        $ 331.6      $ 1,097.6        $   995.7
 Fastening Systems                                     106.1          116.4          343.2            307.3
 Propulsion Systems                                    141.3          147.0          437.8            483.4
---------------------------------------------------------------------------------------------------------------
      Total sales                                    $ 602.6        $ 595.0      $ 1,878.6        $ 1,786.4
---------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings                                 $  57.0        $  61.6      $   160.8        $   154.3
 Fastening Systems                                      12.5           14.8           43.2             44.8
 Propulsion Systems                                     24.0           19.4           66.9             60.7
 Unallocated corporate expense                          (6.4)          (5.0)         (21.3)           (15.5)
---------------------------------------------------------------------------------------------------------------
      Total operating income                            87.1           90.8          249.6            244.3

 Interest income                                         1.0            4.3            5.8             10.9
 Interest expense                                      (10.7)          (8.2)         (31.0)           (21.0)
 Other, net                                             (1.3)          (1.5)          (2.0)            (2.9)
---------------------------------------------------------------------------------------------------------------
      Consolidated income before
          income taxes and
          minority interest                          $  76.1        $  85.4      $   222.4        $   231.3
================================================================================================================


Subsequent Event - Continental/Midland Purchase

Subsequent to the quarter-ended September 30, the Company acquired on October 1, 1999 all of the outstanding stock of the Continental/Midland group of companies (Continental/Midland) for $106 million, including $19.2 million of assumed debt. The acquisition was financed with borrowings under an unsecured bank line of credit. The interest rate on this facility is based on LIBOR plus a spread, and was 6.28 percent at the time of the transaction. This acquisition will be accounted for using purchase accounting. The goodwill associated with this purchase will be amortized over 40 years using the straight-line method. Continental/Midland, based in Chicago, Illinois, produces fasteners and fastener systems primarily for the automotive industry. Continental/Midland's revenues for its fiscal year ended September 30, 1999 are approximately $81 million. Continental/Midland and its affiliates will be wholly owned subsidiaries of Huck International, Inc., and Continental/Midland's results of operations will be included in the consolidated results of the Company in the Fastening Systems segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations

All of the following discussion reflects diluted earnings per share.

Income for the Third Quarter

Net income for the third quarter ended September 30, 1999 was $42.1 million, or $1.12 per share, an increase of 9 percent, compared to the prior year's quarter net income of $38.5 million or $1.03 per share.

Net income for the current quarter included benefits totaling $3.5 million or $.09 per share due to a Stock Appreciation Rights (SAR) plan tied to the price of Howmet's common stock and to another Howmet variable stock compensation plan tied to the market price of Cordant's common stock (Howmet Cordant Options Plan). These benefits resulted from recent declines in Howmet's and Cordant Technologies' common stock prices. Half of this benefit will reverse in future periods when Howmet's common stock price rises to $15 per share, and the other half will reverse ratably in future periods as Cordant's common stock price rises above the September 30, 1999 closing price. Net income for the prior year's quarter included a SAR benefit at Howmet of $3.9 million or $.11 per share and tax interest income of $1.8 million or $.05 per share. The prior year's net income also included an after-tax charge of $1.8 million, or $.05 per share in the Fastener segment for closing and relocating the Branford facility's assets. Excluding these items earnings of $1.03 per share increased 12 percent over last year's earnings of $.92 per share.


Summary  unaudited   financial   information  for  the  three-months  ended
September 30 follows:

                                                                                            Better
(in millions, except per share data)                        1999             1998           (Worse)         Percent
---------------------------------------------------------------------------------------------------------------------

 Sales:
 Investment Castings                                      $ 355.2          $ 331.6          $ 23.6              7
 Fastening Systems                                          106.1            116.4           (10.3)            (9)
 Propulsion Systems                                         141.3            147.0            (5.7)            (4)
---------------------------------------------------------------------------------------------------------------------
      Total sales                                         $ 602.6          $ 595.0          $  7.6              1
---------------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings (1)                                  $  57.0          $  61.6          $ (4.6)            (7)
 Fastening Systems                                           12.5             14.8            (2.3)           (16)
 Propulsion Systems                                          24.0             19.4             4.6             24
 Unallocated corporate expense                               (6.4)            (5.0)           (1.4)           (28)
---------------------------------------------------------------------------------------------------------------------
      Total operating income                                 87.1             90.8            (3.7)            (4)

 Interest income                                              1.0              4.3            (3.3)           (77)
 Interest expense                                           (10.7)            (8.2)           (2.5)           (30)
 Other, net                                                  (1.3)            (1.5)             .2             13
 Income taxes                                               (28.2)           (32.9)            4.7             14
---------------------------------------------------------------------------------------------------------------------
      Income before minority interest                        47.9             52.5            (4.6)            (9)
 Minority interest                                           (5.8)           (14.0)            8.2             59
---------------------------------------------------------------------------------------------------------------------
      Net income                                          $  42.1          $  38.5          $  3.6              9
---------------------------------------------------------------------------------------------------------------------

 Net income per share:
      Basic                                               $   1.15         $   1.05         $   .10             10
      Diluted                                             $   1.12         $   1.03         $   .09              9
=====================================================================================================================

(1) Investment Castings operating income includes goodwill amortization of $2.9 and $1 million in 1999 and 1998, respectively, associated with the Howmet common stock purchases in December 1997 and February 1999.

Selected Unaudited Financial Data

                                                         Three Months Ended September 30
                              ---------------------------------------------------------------------------------------------
                                               1999                                            1998
                              -------------------------------------------    ----------------------------------------------
(in millions)                  Cordant        Howmet      Consolidated         Cordant        Howmet        Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by
     operating activities        $ 20.1         $ 65.4           $ 85.5        $   (.1)        $ 74.3           $ 74.2
Capital expenditures               (8.7)         (30.4)           (39.1)          (8.9)         (18.9)           (27.8)
Dividends                          (3.7)             -             (3.7)          (3.7)             -             (3.7)
---------------------------------------------------------------------------------------------------------------------------

                                 $  7.7         $ 35.0           $ 42.7        $ (12.7)        $ 55.4           $ 42.7
===========================================================================================================================

BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER

Investment Castings

The  following  unaudited  information   summarizes  Howmet's  results,  as
separately  reported  to  its  shareholders,  for  the  three-months  ended
September 30:


      (in millions)                                                                          1999           1998

      --------------------------------------------------------------------------------------------------------------
      Net sales                                                                          $ 355.2         $ 331.6
      Cost of goods sold                                                                   271.5           250.2
      Gross profit                                                                          83.7            81.4
      Operating income                                                                      59.9            62.6
      Net income                                                                         $  37.8         $  38.1
      ==============================================================================================================


Following is a reconciliation of Howmet's contribution to the Company's income for the three-months ended September 30:


(in millions)                                                                              1999             1998
-------------------------------------------------------------------------------------------------------------------
Howmet net income                                                                         $ 37.8          $ 38.1
Less preferred paid-in-kind dividend (1)                                                                    (1.4)
-------------------------------------------------------------------------------------------------------------------
Income available to common shareholders                                                     37.8            36.7
-------------------------------------------------------------------------------------------------------------------
Company's interest in Howmet income (2)                                                     32.0            22.8
Add preferred paid-in-kind dividend                                                                          1.4
-------------------------------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income                                               32.0            24.2
Less the Company's 7 percent tax on Howmet income                                                           (1.7)
-------------------------------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's
     income                                                                               $ 32.0          $ 22.5
===================================================================================================================

(1)      Howmet's 9 percent  paid-in-kind  preferred  stock owned by the Company was  redeemed on February 17, 1999 for $66.4 million.

(2)      On February 8, 1999, the Company increased its ownership in Howmet from 62 percent to 84.6 percent.

Howmet's sales increased $23.6 million or 7 percent over the prior year's quarter, due to volume increases for large Industrial Gas Turbine (IGT) components used for electrical power generation. Strong demand for additional electrical power generation capacity is projected to continue. Sales to the aerospace market were approximately 10 percent lower than the prior year's quarter with approximately two percent of the decrease due to price reductions. Such price reductions, as well as similar reductions for the IGT market, were a function of sharing cost savings with customers. Howmet continues to experience pressure from all of its major customers for price reductions and expects such reductions to continue in 2000. The adverse effect of these price reductions is projected to be offset by cost savings, including significant efficiency and yield improvements. Such cost savings can not be assured.

Howmet's pre-tax income was $57.5 million for the quarter, a 2 percent decrease from $58.7 million in the prior year's quarter. The current quarter included a pre-tax SAR benefit of $3.8 million resulting from Howmet's common stock price falling below $15 per share at September 30, 1999. The current quarter also included a pre-tax benefit on the Howmet Cordant Options Plan of $2.9 million resulting from a decrease in Cordant's common stock price. Half of this benefit will reverse in future periods when Howmet's common stock price rises to $15 per share, and the other half will reverse ratably in future periods as Cordant's common stock price rises above the September 30, 1999 closing price. The prior year period included an $11 million pre-tax SAR benefit. Excluding these items, pre-tax income in the current quarter of $50.8 million increased 6 percent over the prior year pre-tax income of $47.7 million. Interest expense was $1.8 million lower than the prior year's quarter due primarily to lower debt levels.

Howmet's tax rate was 36 percent in the current period compared to 38 percent in the prior year. The lower rate in the current year is due to higher benefits related to the Foreign Sales Corporation and higher estimates of research and development tax credits.


Fastening Systems

Huck's fastening systems sales for the quarter decreased by $10.3 million or 9 percent from last year reflecting a decline in the domestic aerospace market. Aerospace fasteners declined primarily from major commercial aerospace customer inventory adjustments in addition to a decline in production rates. It is difficult for the Company to forecast how long these inventory adjustments will last, or how deep they will be. Sales in the industrial market increased 8 percent over the prior year's quarter. Operating income decreased $5.3 million or 30 percent from last year excluding the prior year's $3 million pre-tax charge to close and relocate the Branford industrial fastener operations to Huck's Waco, Texas facility. Operating income declined due to lower aerospace sales (35 percent), and period expenses to close and relocate the Lakewood facility. Operating margins for the quarter were 11.8 percent, compared to 15.3 percent last year, excluding the prior year's relocation charge.

Fastening systems book-to-bill ratios, defined as period orders divided by period shipments, for the three months ended September 30, were as follows:

                                                                    1999                          1998

      --------------------------------------------------------------------------------------------------------------
      Aerospace                                                     1.05                           .70
      Industrial                                                     .91                           .91
      --------------------------------------------------------------------------------------------------------------
      Fastening Systems Total                                        .95                           .83
      ==============================================================================================================

Management uses book-to-bill ratios as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book-to-bill ratio is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes. Management believes the current quarter book to bill on aerospace fasteners is due to spot demand, and does not represent a new trend in aerospace demand.

Propulsion Systems

Propulsion Systems sales for the quarter decreased $5.7 million or 4 percent compared to the prior year primarily from lower sales in the Space Shuttle Reusable Solid Rocket Motor (RSRM), Missile Defense and Trident programs. Propulsion Systems operating income increased $4.6 million or 24 percent from the prior year's quarter primarily from higher margins in the RSRM program, and increased activity in Commercial Launch Motor programs. Operating margins were 16.9 percent in the current quarter compared to 13.2 percent in 1998.

During the quarter, the RSRM contract accounted for approximately 16 percent of the Company's consolidated net sales and 18 percent of consolidated operating income. Current year RSRM sales are expected to decline compared to prior year's sales. The current NASA Buy 3 cost-plus-award-fee contract provides for Company production of the Space Shuttle solid rocket motors through 2001. Buy 3 profit margins are expected to improve as the contract approaches completion.

In August 1999 the RSRM Buy 4 contract was signed with NASA. The contract is a cost-plus-incentive/performance/award-fee contract. The Buy 4 contract includes 35 flight sets, or 70 motors, and three flight support motors. This contract provides for over $1.7 billion in sales with contract completion expected during 2005. Currently, the Company anticipates follow-on contracts for RSRM motors through the life of the Space Shuttle program. The Space Shuttle program is expected to continue in service through approximately 2010. Production has begun under the Buy 4 contract. The contract is subject to annual Congressional funding. While the Buy 4 contract is similar in structure and profit potential to Buy 3, Buy 4 profit margins will be lower than margins currently being recognized on Buy 3 until performance incentives are met.

On February 9, 1999 the Company was notified that NASA intends to consolidate the Company's RSRM contract into the Space Flight Operations Contract with United Space Alliance (U.S.A.). This change will mean the Company will perform RSRM activities under a subcontract to U.S.A. instead of as a prime contractor to NASA. The target date established by NASA for the transition is July 1, 2001. The Company does not anticipate any significant change to its RSRM contract terms or profit potential as a result of the change.

Income Year-to-Date

Net income for the nine-months ended September 30, 1999, was $127.8 million, or $3.41 per share, a 14 percent increase, compared to the prior year's period net income of $112.4 million or $2.99 per share.

Net income for the current nine-month period included a $7.1 million or $.19 per share tax benefit from reversing a previously accrued accumulated dividend tax resulting from increased Howmet ownership in February 1999. Net income for the current period also included a $3.1 million or $.08 per share charge in the fastener segment for closure and relocation of the Lakewood, California aerospace fastener facility. The current period also included SAR and Howmet Cordant Options Plan benefits of $3.5 million or $.09 per share due to recent declines in Howmet's and Cordant Technologies' common stock prices. Half of this benefit will reverse in future periods when Howmet's common stock price rises to $15 per share, and the other half will reverse ratably in future periods as Cordant's common stock price rises above the September 30, 1999 closing price. The prior year's net income included tax refunds and tax interest income of $4.4 million or $.12 per share, and a $1.8 million or $.05 per share relocation charge in the fastener segment to close the Branford facility. The prior year period also included a $3.9 million or $.11 per share SAR benefit at Howmet due to Howmet's stock price being below $15 per share at September 30, 1998. Excluding these items, earnings per share of $3.21 increased 14 percent over the prior year period's earnings per share of $2.81.

Summary unaudited financial information for the nine-months ended September
30 follows:


                                                                                          Better
(in millions, except per share data)                      1999             1998          (Worse)          Percent
----------------------------------------------------------------------------------------------------------------------
 Sales:
 Investment Castings                                    $ 1,097.6         $   995.7       $ 101.9             10
 Fastening Systems                                          343.2             307.3          35.9             12
 Propulsion Systems                                         437.8             483.4         (45.6)            (9)
----------------------------------------------------------------------------------------------------------------------
      Total sales                                       $ 1,878.6         $ 1,786.4       $  92.2              5
----------------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings (1)                                $   160.8         $   154.3       $   6.5              4
 Fastening Systems                                           43.2              44.8          (1.6)            (4)
 Propulsion Systems                                          66.9              60.7           6.2             10
 Unallocated corporate expense                              (21.3)            (15.5)         (5.8)           (37)
----------------------------------------------------------------------------------------------------------------------
      Total operating income                                249.6             244.3           5.3              2

 Interest income                                              5.8              10.9          (5.1)           (47)
 Interest expense                                           (31.0)            (21.0)        (10.0)           (48)
 Other, net                                                  (2.0)             (2.9)           .9             31
 Income taxes                                               (76.9)            (86.3)          9.4             11
----------------------------------------------------------------------------------------------------------------------
      Income before minority interest                       145.5             145.0            .5
 Minority interest                                          (17.7)            (32.6)         14.9             46
----------------------------------------------------------------------------------------------------------------------
      Net income                                        $   127.8         $   112.4       $  15.4             14
----------------------------------------------------------------------------------------------------------------------

 Net income per share:
      Basic                                             $     3.49        $    3.08        $   .41            13
      Diluted                                           $     3.41        $    2.99        $   .42            14
======================================================================================================================

(1) Investment Castings operating income includes goodwill amortization of $7.9 and $2.9 million in 1999 and 1998, respectively, associated with the Howmet common stock purchases in December 1997 and February 1999.


Selected Unaudited Financial Data


                                                          Nine Months Ended September 30
                              ---------------------------------------------------------------------------------------------
                                               1999                                            1998
                              ------------------------------------------------------------------------------------------
(in millions)                  Cordant        Howmet      Consolidated         Cordant        Howmet        Consolidated
---------------------------------------------------------------------------------------------------------------------------

Net cash provided by
     operating activities       $  72.0        $ 124.5           $ 196.5        $  96.2       $  110.4         $  206.6
Capital expenditures              (27.4)         (87.7)           (115.1)         (23.2)         (54.7)           (77.9)
Dividends                         (11.0)                           (11.0)         (11.0)                          (11.0)
---------------------------------------------------------------------------------------------------------------------------
                                $  33.6        $  36.8           $  70.4        $  62.0       $   55.7         $  117.7
---------------------------------------------------------------------------------------------------------------------------

Total Debt (a)                  $ 588.0        $ 104.7           $ 692.7        $ 348.9       $  141.2         $  490.1
Less cash & cash
     Equivalents                    2.6           17.7              20.3            7.7           21.3             29.0
---------------------------------------------------------------------------------------------------------------------------
                                $ 585.4        $  87.0           $ 672.4        $ 341.2       $  119.9         $  461.1
===========================================================================================================================

(a) Excludes Pechiney note payable in 1998 data.


Investment Castings

The  following  unaudited  information   summarizes  Howmet's  results,  as
separately  reported  to  its  shareholders,   for  the  nine-months  ended
September 30:


      (in millions)                                                   1999                           1998

      --------------------------------------------------------------------------------------------------------------
      Net sales                                                   $ 1,097.6                      $ 995.7
      Cost of goods sold                                              839.4                        760.2
      Gross profit                                                    258.2                        235.5
      Operating income                                                168.7                        157.2
      Net income                                                  $   103.9                      $  90.0
      ==============================================================================================================


Following is a reconciliation of Howmet's contribution to the Company's income for the nine-months ended September 30:

(in millions)                                                                             1999             1998
-------------------------------------------------------------------------------------------------------------------
Howmet net income                                                                        $ 103.9          $ 90.0
Less preferred paid-in-kind dividend (1)                                                     (.8)           (4.1)
-------------------------------------------------------------------------------------------------------------------
Income available to common shareholders                                                    103.1            85.9
-------------------------------------------------------------------------------------------------------------------
Company's interest in Howmet income (2)                                                     85.4            53.3
Add preferred paid-in-kind dividend                                                           .8             4.1
-------------------------------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income                                               86.2            57.4
Less the Company's 7 percent tax on Howmet income                                                           (4.0)
-------------------------------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's
     income                                                                              $  86.2          $ 53.4
===================================================================================================================

(1)      Howmet's 9 percent  paid-in-kind  preferred  stock owned by the Company was  redeemed on February 17, 1999 for $66.4 million.

(2)      On February 8, 1999, the Company increased its ownership in Howmet from 62 percent to 84.6 percent.

Howmet's sales for the current nine-month period increased $101.9 million or 10 percent over the prior year period. The 1999 sales increase is due to volume increases in the IGT market. Sales to the aerospace market were approximately 5 percent lower than 1998, including an approximate two percent price reduction. Such price reductions, as well as similar reductions for the IGT market, were a function of sharing cost savings with customers.

Howmet's net income was $103.9 million for the nine-month period, a 15 percent increase from $90 million in the prior year period. The principle reason for the higher income was the increased revenue in the IGT market. The SAR, and Howmet Cordant Options Plan and tax rate reduction benefits discussed in the quarterly comparison also effect the nine-month comparison. Interest expense was $5.1 million lower than the prior year period due to lower debt levels.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at Cercast's facilities in Montreal, Quebec and Bethlehem, PA. Howmet notified customers, actively cooperated with them and government agencies in investigating these matters, and implemented corrective actions. In addition, Cercast has been, and expects to continue for some time to be, late in delivery of products to certain customers. Data collection and analysis must be completed before a definitive estimate of Howmet's cost to resolve these matters can be completed. Howmet knows of no in-service problems associated with these issues. Based on preliminary evaluation, however, Howmet recorded an estimated loss of $4 million in its consolidated statement of income for the year ended December 31, 1998. While there is uncertainty associated with all of the aforementioned matters, the Howmet believes that additional cost for such matters beyond amounts accrued, if any, would not have a material adverse effect on the Howmet's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on the quarter in which it may be accrued.

On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future government contracts and subcontracts directed at Howmet Corporation and its Cercast Canadian subsidiary. The proposed debarment with respect to Howmet's Cercast Canadian subsidiary was based on the product testing and specification non-compliance issues discussed above, and improper vendor payments previously disclosed. The Air Force terminated the proposed debarment with respect to Howmet Corporation by letter to it on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. On August 6, 1999 Howmet entered into a three-year Administrative Agreement with the Air Force, the terms of which required Howmet to undertake remedial action and reporting. The proposed debarment of Cercast was also terminated on August 6, 1999.

During the third quarter of 1999, Howmet management learned of similar quality issues at the Cercast plant in Hillsboro, Texas. These issues have been reported to the Air Force under the Administrative Agreement. In addition to and separate from the Administrative Agreement, Howmet management is seeking that these matters at Hillsboro be addressed under the government's voluntary disclosure program. The determination as to whether these disclosures will be covered by this program will be made by the U.S. Department of Justice and by the Department of Defense, Office of Inspector General.


Fastening Systems

Fastening  Systems  sales for the  nine-months  ended  September  30,  1999 increased $35.9 million or 12 percent over the prior year period, reflecting both the addition of Jacobson Manufacturing's results for the full nine months in the current year and continued strength in industrial markets. Industrial sales increased 16 percent over the prior year excluding Jacobson's results in the current period. Aerospace sales declined 28 percent from the prior year period primarily as a result of weak domestic aerospace demand because of inventory adjustments by the major commercial aerospace customers and a decline in production rates. It is difficult for the Company to forecast how long or deep these inventory adjustments will be.

During the current period a $5 million pre-tax charge was taken to close and relocate the aerospace fastener operations at Lakewood, California to Huck's nearby Carson, California facility. The Lakewood closure will result in reduced fixed costs of approximately $6 million pre-tax annually and allow better utilization of available capacity at Carson. The nine-month period also included a $1.4 million pre-tax, non-cash charge to write-off an unused automotive fastener patent. The prior year period included a $3 million pre-tax charge to close and relocate the Branford industrial fastener plant to the Company's Waco, Texas facility. Operating margins for the current period excluding the Lakewood charge and patent write-off were
14.4 percent. Operating margins in 1998 were 15.5 percent excluding the Branford relocation charge. Excluding Jacobson's results, the Lakewood relocation charge, the Branford patent charge and the Branford relocation charge in the prior year, Huck's sales and operating income decreased 9 and 17 percent, respectively, from the prior year. The Fastening Systems plastics operations are experiencing low margins in a highly competitive market. Such low margins are expected to continue.

Fastening systems book-to-bill ratios, defined as period orders divided by period shipments, for the nine months ended September 30, were as follows:


                                                                     1999                          1998

      --------------------------------------------------------------------------------------------------------------
      Aerospace                                                      .80                           .88
      Industrial                                                     .99                           .97
      --------------------------------------------------------------------------------------------------------------
      Fastening Systems Total                                        .93                           .93
      ==============================================================================================================

Management uses book-to-bill ratios as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book-to-bill ratio is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.


Propulsion Systems

Propulsion Systems sales decreased $45.6 million or 9 percent for the nine-month period ended September 30, 1999, compared to the prior year due primarily to lower activity in the commercial launch motor, RSRM and Trident programs. Operating income increased $6.2 million or 10 percent over the prior year period due primarily to higher RSRM margins. Propulsion Systems operating margins were 15.3 percent compared to 12.5 percent in 1998.


OTHER MATTERS

Selling, general and administrative

For the quarter and nine-months ended September 30, 1999, selling, general and administrative expenses increased $9.7 and $24.6 million, respectively, compared to the prior year. Goodwill amortization increased $3 and $8.3 million for the quarter and nine-month period, respectively, due to the purchase of an additional 22.6 percent of Howmet common stock in February 1999, and the purchase of Jacobson in mid-June 1998. Selling, general and administrative expenses for the nine-month period increased $5.7 million, due to the addition of Jacobson's selling, general and administrative expenses for the full period and to increased corporate costs and marketing efforts. Corporate unallocated costs increased due to the higher costs noted above and fewer costs being allocated to Propulsion Systems government contracts. Increased sales in the commercial segments reduced the amount of corporate costs allocable to Propulsion systems.

Howmet's selling, general and administrative expenses increased $5.2 and $11 million for the quarter and nine-month period, respectively. The effect of a higher benefit in the prior year from the SAR and Howmet Cordant Options Plan accounts for $3.1 and $1.6 million of the third quarter and nine-month increases, respectively. Howmet's increase in selling, general and administrative costs also resulted from the costs of systems upgrades and higher costs necessary to support Howmet's higher sales volume. Half of this benefit will reverse in future periods when Howmet's common stock price rises to $15 per share, and the other half will reverse ratably in future periods as Cordant's common stock price rises above the September 30, 1999 closing price.


Interest Expense

Interest expense increased $2.5 and $10 million for the quarter and nine-month period, respectively, due to the Company's increased borrowings related to the 22.6 percent purchase of Howmet common stock and the Jacobson acquisition.


Income Taxes

The Company had an effective income tax rate of 34.6 percent, compared with
37.3 percent for the same nine-month period in the prior year. The effective income tax rate for the nine-month period was 38 percent before reversal of the $7.1 million or $.19 per share dividend tax previously recorded on the Company's share of Howmet income. Beginning in February 1999, Howmet's taxable income will be included in the Company's consolidated Federal income tax return, and a dividend tax will no longer be required on the Company's share of Howmet results. The Company's effective tax rate for the prior year period would have been higher if not for a $2.6 million tax refund in the second quarter of 1998, and recognition of additional research tax credits by Howmet.


Earnings Outlook

On September 22, 1999, management issued a news release projecting that earnings for 1999 from continuing operations would be approximately $4.00 per share. On October 21, 1999, management reconfirmed in it's 3rd quarter earnings release that earnings per share for 1999 are projected to be in the $4.00 to $4.05 per share range and that earnings for 2000 are estimated to increase by approximately 5 percent.

The Company anticipates revenues for the Investment Castings segment in 2000 to be approximately 4 percent greater than 1999. The Company anticipates the IGT revenues to increase and commercial aerospace sales to be essentially flat compared to 1999 levels. Margins are projected to be consistent with 1999 levels as productivity improvements offset price declines in long term contracts.

Fastening Systems sales are projected to be approximately $500 million in 2000. This revenue projection includes additional sales from Continental Midland, an estimated additional 10 percent decline in aerospace sales and a slight decrease in industrial fastener revenues. Operating margins are anticipated to be approximately 15 percent.

Propulsion Systems sales for 2000 are projected to be flat compared to 1999 levels, assuming consistent performance and stable launch schedules for the Space Shuttle Program. Margins will decrease primarily as a result of the completion of the current RSRM contract. Margins are projected to be in the
12.5 to 13 percent range.

The above forecast assumes that overall economic conditions, including interest rates, will remain favorable throughout 2000.


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

Investment Castings

Business Information Systems Remediation: Investment Castings I.S. organization has identified virtually all date logic problems on its central mainframe and distributed server production systems and remedial action to correct or replace problematic code, with minor exceptions, has been completed. All central systems have now been placed under restrictive change control procedures to ensure that corrected systems are not inadvertently impacted by further changes. System-wide testing activity will be conducted periodically throughout 1999. The central I.S. Year 2000 project team also provides oversight for the sixteen small, local I.S. groups located at Howmet plant facilities. These plant teams have each completed a Year 2000 readiness assessment that identified all local business systems and equipment requiring corrective action or replacement. This remediation work is complete for 99 percent of the critical systems at all plants. Work on the remaining critical systems and devices is being closely monitored by the central I.S. Year 2000 project team.

Embedded Processor Systems Remediation: The central I.S. organization provided each plant facility with guidance and support for embedded processor identification, evaluation, testing and remediation, where required. The plant teams have tested and/or corrected all of their critical embedded systems.

Customer and Supplier Readiness: Investment Castings I.S. and procurement personnel have communicated with several hundred of their key customers, suppliers and third parties regarding their respective Year 2000 readiness status and plans. These communications have included written inquiries or questionnaires and, in some instances, on-site meetings. Electronic interfaces with individual business associates are being addressed on a case-by-case basis. Management has also responded appropriately to Year 2000 readiness inquiries from Howmet customers, suppliers and third parties. Howmet is not aware of any significant readiness issues at this time.

Risk Assessment, Worst Case Scenarios and Contingency Planning: Investment Castings management believes the most likely worst case scenario would be a one or two week shutdown of individual pieces of critical equipment or computer systems at one or two manufacturing facilities, disrupting but not totally eliminating production at those plants. Workaround procedures would be established by the end of that period. Total remediation of the underlying problem could stretch over a six-month period. Management further believes that this is more likely to occur at its foreign facilities than its U.S. plants. Even in this eventuality, management believes that any loss of revenue during the period involved would be substantially recovered in later periods due to deferral rather than cancellation of orders or deliveries.

Howmet has developed Year 2000 Contingency Plans in three areas: 1) business systems processing at Howmet's primary data center; 2) procurement activities for critical raw materials and services, including transportation; and 3) local manufacturing processes and systems at each facility. These plans were completed during the third quarter of 1999. Howmet expects to employ various methods of risk mitigation such as: devising alternate manual processes for critical applications; installing a generator at Howmet's central computing facility; establishing a corporate command post and providing full staffing of I.S. and plant maintenance personnel during the year-end weekend; conducting extensive future date testing; developing a material inventory build-up strategy; imposing extra product quality testing during the new year; validating customer and supplier electronic interfaces; scheduling shutdowns of critical equipment on December 31, 1999; and active monitoring, measuring, and auditing of plant compliance.

Cost Information: The estimated cost at completion for all phases of the Howmet Castings project is $16.3 million. An estimated $6.7 million (41 percent) of this amount is for I.S. labor and miscellaneous project costs; these costs are being expensed as routine I.S. systems maintenance as incurred over the three-year duration of the project. Another $7 million (43 percent) is for software package purchase and implementation costs for applications that were installed or expedited for Year 2000 purposes. An additional $2.6 million (16 percent) has been spent for infrastructure upgrades or replacement. Approximately $15.1 million (93 percent) had been expended as of September 30, 1999; the estimated $1.2 million (7 percent) in remaining costs will be expended during the remainder of 1999 and early 2000. No major information systems initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. Management has concluded that it will substantially benefit from these efforts because of the elimination of numerous old systems, implementation of several new state-of-the-art applications, new and thorough documentation of many older systems, and the creation of updated and improved business continuity plans.

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

Embedded Processor Systems Remediation: Cross-functional teams at each Thiokol Propulsion facility have inventoried, evaluated, replaced or renovated, and tested embedded processor systems with potential Year 2000 readiness risks. The systems evaluated include programmable process controllers, recording devices, data collection devices, security and alarm systems, pumps and pumping stations, power metering systems, elevators, HVAC timers, protective relays and card readers. 100 percent of the critical embedded processor systems have been corrected or replaced.

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

Risk Assessment, Worst Case Scenarios and Contingency Planning: Risk assessment and contingency planning for Thiokol Propulsion business information systems and embedded processor systems were completed in the third quarter of 1999. Additional categories of risk assessment and contingency planning focus on the external influences that the Company does not directly control. The outcomes of ongoing external renovation activities will be rigorously monitored with risks assessed and contingency plans put in place as required. The critical supplier chain has been addressed and contingency plans put into place, mitigating the risk of disruption to manufacturing operations for lack of materials or finished components. The NASA-critical solid rocket motor program risk has been assessed as minimal. With one flight planned for the remainder of 1999, sufficient flight sets of hardware will be in inventory at Kennedy Space Flight Center by December 1999 to support the shuttle launch schedule through August 2000. Additionally, in December 1999, 4.5 flight sets of hardware will be in inventory at Thiokol Propulsion facilities. Risk assessment and contingency planning are dynamic activities and as such will be monitored and acted upon on a continual basis as risks are identified.

Cost Information: The estimated cost at completion for all phases of the Thiokol Propulsion project is $9 million. These costs were recorded as incurred over the three-year duration of the project. Approximately $8.9 million (98.5 percent) had been expended through September 30, 1999, and $.1 million (1.5 percent) in estimated remaining costs will be expended during the remainder of 1999. Of the total estimated project cost, 58 percent is labor and miscellaneous project-related expense, 12 percent is for I.S. infrastructure upgrades and replacement, and 30 percent is for software package implementations that were performed or expedited to address Year 2000 issues. No major information systems initiatives have been adversely affected due to staffing constraints or expenditures needed to remedy Year 2000 issues. On average, Year 2000 project spending has consumed only 7.5 percent of the annual I.S. budget and 10-12 percent of I.S. staffing. Thiokol Propulsion management has concluded that it will substantially benefit from these efforts because of the elimination of several old systems, the implementation of new state-of-the-art applications, new and thorough documentation of many older systems, and the creation of updated and improved business continuity plans.


Fastening Systems

Business Information Systems Remediation: Huck Fasteners is employing a dual approach to Year 2000 readiness for its business information systems. For many years most Huck locations have used standard commercial, vendor-supported application software products. As of September 30, 1999, six locations had been upgraded to versions of these software products that address virtually all Year 2000 readiness issues. All remaining Huck locations, including its international sites and headquarters offices, are implementing a recently purchased Enterprise Resource Planning (ERP) software product that is both Year 2000 and Euro ready. Of the eight sites scheduled for implementation of this ERP system, all were in production operation as of September 1, 1999. Additional local and system-wide testing and minor remediation activity is being conducted during the remainder of 1999.

Embedded Processor Systems Remediation: Huck Fasteners has a dedicated Year 2000 program office that supports each site in establishing a cross-functional team to identify, evaluate, test and, where needed, to modify or replace embedded processor systems. To date, formal inventories have been completed, criticality assessments have been made and evaluations of individual devices have been completed. Less than 5 percent of production equipment required remediation efforts and the majority of that work has been completed. Remediation work on the remaining equipment, none of which is considered business critical, is scheduled for completion by November 1999.

Customer and Supplier Readiness: Huck Fasteners has submitted written inquiries or questionnaires to all major customers, critical suppliers and certain third parties to determine their respective Year 2000 readiness status and plans. An aggressive program is presently underway wherein all company sites have analyzed and prioritized their respective supplier base. Critical suppliers have been contacted directly to determine their readiness status. Any such supplier who has a questionable readiness status will be monitored and any company site using that supplier will prepare specific contingency plans. These plans were 50 percent complete as of September 30, 1999. Any electronic interfaces will be coordinated with these business associates on a case-by-case basis. Huck's electronic data interchange (EDI) systems have been replaced with Year 2000 ready products and were operational as of June 30,1999. Management has responded appropriately to Year 2000 inquiries made by any of its customers, suppliers and third parties. Huck is not aware of any significant Year 2000 readiness issues at this time.

Risk Assessment, Worst Case Scenarios and Contingency Planning: Using the approach of certain major Huck customers, management has contracted with independent assessors to audit its progress against plan and with respect to industry benchmarks. Additionally, several customers have provided assessment teams to evaluate individual sites and Huck's overall Year 2000 readiness and plans. These assessments are being used to refine Huck's approach to risk assessment and contingency planning. Huck headquarters has completed a basic contingency planning methodology and is working with individual sites to ensure completion of their respective plans by October 1999. The Automotive Industry Action Group (AIAG), a leader in the assessment of Year 2000 readiness, has performed periodic reviews and has recently rated Huck Fasteners as "Green Light" which is considered low risk.

Cost Information: The estimated total cost at completion for all phases of the Huck Year 2000 project is $12.8 million. Approximately $8.7 million (68 percent) of that total amount will be capitalized. The estimated $4.1 million (32 percent) in remaining cost is classified as routine I.S. maintenance and is being expensed as incurred over the three-year life of the project. Approximately $11.2 million (87 percent) had been expended as of September 30, 1999, and the estimated $1.6 million (13 percent) in remaining cost will be expended in 1999 and early 2000. No major I.S. initiatives have been adversely affected due to the expenditures needed to remedy Year 2000 issues. Huck management has concluded that the company will substantially benefit from these efforts because of the elimination of several old systems, implementation of new state-of-the-art applications, and the creation of updated and improved business continuity plans.


Euro Conversion

The Company is assessing the impact of the Euro conversion on its business operations and is currently implementing a strategy which will allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion post July 1, 2002. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue. Enterprise Resource Planning (ERP) software being implemented at Huck as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be significant. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The cost of payroll systems modifications is also undetermined. The Company expects no Euro conversion impact to its Thiokol Propulsion business segment. The Company expects no significant impact to its contracting policies or competitive position related to its three business segments as a result of the Euro conversion. The Company is reviewing the impact of the Euro conversion on its foreign exchange exposure and has determined a modest increase in this exposure due to the Company's United Kingdom operations' acceptance of Euro denominated contracts. The Company does not expect any significant changes to its current hedging policy and does not expect any significant increases in its foreign exchange exposure.

Liquidity and Capital Resources

For the current nine-month period, consolidated net cash flows from operating activities were $196.5 million compared to $206.6 million last year. The lower cash from operating activities resulted primarily from an increase in receivables and inventories. The increase in receivables resulted from collection timing issues related to both Investment Castings and Propulsion Systems. Inventories increased at Propulsion Systems due primarily to development costs on the Minuteman program. These costs will remain in inventory until 2000. Inventories also increased in the Investment Castings segment due to timing differences in deliveries and increased inventory levels to support increased sales.

Acquisition activity included $385 million for the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle Blade Acquisition Partners, L.P. The acquisition amount included a new Carlyle Standstill Agreement and extending an existing covenant not to compete.

Consolidated capital spending on property, plant and equipment used $115.1 million in the current period compared to $77.9 million in the prior year. Howmet used $87.7 million in capital expenditures for capacity expansions to serve the core business as well as additional expenditures to support new products and process enhancement activities. The Company's consolidated capital spending for 1999 is projected to be approximately $150 million.

Subsequent to the quarter ended September 30, the Company acquired on October 1, 1999, all of the outstanding stock of the Continental/Midland group of companies for $106 million, including $19.2 million of assumed debt. The acquisition was financed with borrowings under an unsecured bank line of credit. The interest rate on this facility is based on LIBOR plus a spread, and was 6.28 percent at the time of the transaction.

Financing activities for the nine-month period provided $279.7 million of cash compared to $126.1 million of cash provided in the prior year period. In February, the Company borrowed $385 million to finance the Howmet common stock purchase. During the current period the Company repaid $200.1 million of debt, $75 million being repaid by Howmet.

On February 17, 1999, Howmet paid $66.4 million to redeem all of its 9 percent paid-in-kind preferred stock. The payment was made to Cordant Technologies, the sole preferred stockholder. Howmet borrowed under its existing senior revolving credit facility to make this payment and Cordant Technologies used the proceeds to reduce debt under its senior revolving credit facilities.

During the nine-month period, the Company did not repurchase any shares of common stock. In the prior year period, the Company repurchased 319,400 shares of the Company's common stock for $12.9 million. There are approximately 2.4 million shares available for repurchase under the current share repurchase authorization. Cordant will repurchase shares when, and in amounts as it deems appropriate.

Cordant does not have access to Howmet cash balances except through Howmet's declaring a cash dividend to its shareholders. Howmet is limited as to the amount of dividends it can declare under the terms of Howmet's financing agreements. Howmet does not currently intend to pay dividends.

At December 31, 1998, the Company's balance sheet included $716.4 million of Pechiney Notes and a related $716.4 million Restricted Trust asset. On January 4, 1999, Pechiney, S.A. (Howmet's previous owner) paid the Pechiney Notes in full. As a result, the Restricted Trust, which secured Pechiney, S.A's agreement to repay the notes was terminated. No Howmet or Cordant funds were used in the payment of the Notes.

At September 30, 1999 Cordant had $500 million in revolving credit facilities with $125 million available for use. In addition, on September 30, 1999 Howmet had a $300 million revolving credit facility with $242.4 million available for additional borrowing and/or letters of credit.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at September 30, 1999. The $56.6 million retained receivables represents the receivables set aside to replace sold receivables in the event they are not fully collected.

The Company's liquidity ratio's were as follows:

                                                                    September 30               December 31
                                                                         1999                       1998
---------------------------------------------------------------------------------------------------------------
Working Capital (in millions)                                          $ 159.9                    $ 94.8
Current Ratio                                                               .8                       1.2
Debt-to-equity                                                            88.3%                     60.6%
Debt-to-total capital                                                     48.8%                     40.8%
---------------------------------------------------------------------------------------------------------------


All of the above ratios for 1998 exclude the Pechiney Notes and the Restricted Trust which were terminated with Pechiney S.A.'s payment of its Notes on January 4, 1999. The debt-to-total-capital ratio includes the $55 million receivable facility at Howmet. The current ratio and working capital decreases resulted primarily from increased debt levels. Estimated future cash flows from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program on both a short and long-term basis. The Company expects that its senior revolving credit facilities will be renegotiated, restructured, or replaced and the Company continually reviews its options for other types of long-term financing.

Since December 31, 1998, the cumulative translation adjustment, which is included in stockholder's equity, changed by $5.6 million. The change is primarily due to the strengthening of the U.S. dollar relative to the French franc.


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

                        PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Investment Castings under the Income Year-to-Date section of Management's Discussion and Analysis for information relating to the termination of the proposed debarment proceedings pending against the Montreal, Quebec facility of Howmet Cercast (Canada), Inc. and the Bethlehem, Pennsylvania facility of Howmet Cercast (U.S.A.), Inc., the Administrative Agreement entered into with the U.S. Air Force and the government's voluntary disclosure program controlled by the Department of Justice and the Department of Defense Inspector General, which discussion is incorporated herein by reference. Cercast has been renamed Howmet Aluminum, but in this discussion will continue to be referred to as Cercast.

The Company has filed a complaint against the United States in the U.S. Court of Federal Claims in the amount of $8,149,888 to recover certain previously approved costs associated with the development of Thiokol Propulsion's Castor IVA-XL rocket motors. In March 1999, the Government reversed its longstanding approval of the Company's accounting method and denied reimbursement.


ITEM 5.  OTHER INFORMATION

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


                                RISK FACTORS

Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to:

The Company's RSRM contracts with NASA for the Space Shuttle program may be delayed, terminated or changed by the U.S. government

The Company's RSRM contracts for NASA's Space Shuttle program are subject to substantial performance and financial risks. Approximately 16 percent of the Company's current revenues are derived from the reusable solid rocket motor (or RSRM) contracts. Therefore, any change in, or discontinuance of RSRM contracts or the benefits received under those contracts could have a material adverse effect on the Company. The U.S. government may terminate the contracts for any reason, or Congress may change the funding available to the contracts. The U.S. government may also delay or extend deliveries under the contracts at will. The number and the timing of Shuttle launches can impact the RSRM Shuttle contract. For example, future space shuttle launches depend upon a number of factors such as the age and condition of the shuttle fleet and launch demands, and the status of the International Space Station. Delays in space station components may delay launches and affect the RSRM production rates. The RSRM contracts are dependent upon NASA's Space Shuttle program, which is highly dependent upon the viability of the International Space Station. Should the International Space Station be cancelled, NASA's Space Shuttle program and the Company's RSRM contracts would likely be cancelled as well. NASA has also shown initial interest in developing a liquid fly back booster as an alternative propulsion source or as a replacement for the RSRM motors, and any development of this or other alternative propulsion sources would adversely impact the Company in the future. Additionally, actions by the U.S. government or changes in performance levels may make the amount of the contract fee already booked inappropriate, which might cause a retroactive award fee adjustment that could include reimbursement to the government of fees the government has paid to the Company.


Current space and defense propulsion contracts as well as future propulsion programs with the United States government and prime contractors may be terminated, renegotiated or not funded

The U.S. government and prime contractors may terminate, renegotiate or not fund non-RSRM space and defense contracts, including the Minuteman regrain and commercial launch vehicle programs, and may not provide additional contracts or programs in the future. For example, international treaty negotiations limiting the deployment of ICBM's may impact the level of Minuteman production. The termination or discontinuance of funding of a substantial portion of this business could have a material adverse effect on the Company.

The Company cannot assure that it will successfully win new programs or retain current programs and the failure to do so could have a material adverse effect on the Company. The Company's ability to successfully compete for and win new programs or retain current programs may be affected by:
o    the  availability of program funding

o competition by others for suchprograms on price, quality, technology, facilities, delivery, and product performance

o    changes in Congressional funding objectives

o    federal  agency  demand  and  program  management, including  program
     termination,   consolidation  or privatization

o    the degree in which the Company successfully manages current programs

The profitability of such programs with satisfactory return on investment on lower prices, costs and unit volumes in a shrinking and competitive government procurement environment may also adversely affect the Company.


The cyclicality of the aerospace market may materially and adversely affect the Company

Sales of products and services to the domestic and international commercial aerospace markets are subject to the risks of the cyclical nature of these markets and the phase of this cycle at any point in time. Fluctuations in demand for products in the aerospace industry could have a material adverse effect on the Company. Delay or changes in aircraft and component orders and build schedules and customer inventories of Company products may impact the future demand for products and profitability. The Company cannot assure that there will not be declines in these markets impacting the demand for products or the delivery schedule for existing orders.


Failure to satisfy the demands of major customers and pricing pressures in the aerospace market could have a material adverse effect on the Company

The Company's major aerospace customers are large and may exercise their market power among a number of suppliers competing for their business by exerting pricing pressure and delivery, inventory, and unit volume requirements. The ability to maintain both product and manufacturing qualifications, meet the needs of major customers and regulatory agencies and maintain or improve margins and return on investment in light of competitive pricing pressures, unit demand, product qualification and product substitutions by major customers, will be important to the Company's success in the aerospace market. The Company's ability to offset price reductions through cost reductions and with new products and technologies can not be assured. The inability to maintain product pricing, as well as availability, delivery, quality, and service could result in decreased sales or profitability in the aerospace market.

General economic activity and mature industrial markets may negatively affect the Company's ability to sell products and services

The products and services sold for domestic and international, and industrial commercial markets, primarily through Fastening Systems and
Investment Castings segments are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications and technology associated primarily with aircraft, automotive, transportation, power generation, construction and other industrial applications. The Fastening Systems segment is subject to the cyclical and economic nature of the automotive industry and the market power of large automotive original equipment manufacturers as to competition among vendors for pricing, delivery, inventory and unit volumes. The Fastening Systems plastics operations acquired in the Jacobson Manufacturing acquisition are subject to major customer turnover and operate in a highly competitive and fragmented industry.

The Company's business can also be affected by factors such as management's ability to:
o    successfully react to changes in market conditions and demand

o expand new and existing product lines o compete successfully with the consolidation of suppliers by major Fastener Systems customers

o improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies

o    successfully integrate acquisitions

The ability to maintain competitive products, pricing, availability, delivery and service are also important factors in maintaining customer relationships and competing effectively with other manufacturers.


There are risks associated with the ownership of Howmet

The value of Howmet's assets includes significant goodwill. This value may not be realized by stockholders, if Howmet were sold or liquidated. In addition, financial covenants and restrictions contained in certain Howmet credit agreements restrict Howmet's ability to pay cash dividends to stockholders. As a result, the Company is restricted in access to Howmet's cash flows and other resources. If the Company is unable to generate sufficient cash flows from other sources, the ability to repay amounts due on indebtedness would be materially adversely affected.


The  loss  or  failure  to  maintain   product  quality  or   manufacturing
qualifications may result in loss of markets and business

Supplier and customer product qualifications and product quality are important to the Company as a purchaser and as a supplier. As a supplier, loss or failure to maintain product quality or manufacturing qualifications from major customers including the U.S. government and major commercial aerospace and aircraft manufacturers and automotive original equipment manufacturers may result in loss of markets and business, which could have a material adverse effect on the Company.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at Cercast aluminum casting operations located in Montreal, Quebec and Bethlehem, Pennsylvania. Howmet notified customers, actively cooperated with them and government agencies in investigating these matters, and has implemented corrective action. Howmet does not know of any in-service problems associated with these products. On July 23, 1999, Howmet received a customer claim, which was significantly higher than, and which could possibly be resolved for an amount in excess of amounts accrued. Howmet is still evaluating this claim but believes it is excessive. Based on currently known facts, Howmet believes that additional cost beyond amounts accrued would not have a material adverse effect on Howmet's financial position, cash flow, or annual operating results. However, additional cost when and if accrued may have a material adverse impact on Howmet's operating results in the particular quarter in which they occur.

On March 3, 1999, Howmet received from the U.S. Air Force a Notice of Proposed Debarment from future U.S. government contracts and subcontracts directed at Howmet Corporation, its principal operating subsidiary, and Howmet Cercast (Canada), Inc. The Air Force unilaterally terminated the proposed debarment with respect to Howmet Corporation by letter to Howmet on March 10, 1999, thus permitting Howmet Corporation to resume accepting U.S. government contracts and subcontracts. The proposed debarment with respect to Howmet's Cercast Canadian subsidiary was based on the above testing issues and improper vendor payments that took place at the Cercast Canadian operations. On August 6, 1999, Howmet entered into a three-year Administrative Agreement with the Air Force, the terms of which required Howmet to undertake remedial action and reporting. The proposed debarment of Cercast was also terminated on August 6, 1999.

During the third quarter of 1999, Howmet management learned of similar quality issues at the Cercast plant in Hillsboro, Texas. These issues have been reported to the Air Force under the Administrative Agreement. In addition to and separate from the Administrative Agreement, Howmet management is seeking that these matters at Hillsboro be addressed under the government's voluntary disclosure program. The determination as to whether these disclosures will be covered by this program will be made by the U.S. Department of Justice and by the Department of Defense, Office of Inspector General (DoDIG).

The Administrative Agreement gives the Air Force certain rights and powers that, if exercised, could have an impact on the operations of Cercast and/or Howmet. Even absent such actions by the Air Force, the Department of Justice and/or the DoDIG could refuse to admit the Cercast quality matters to the voluntary disclosure program and, in this event, could seek to bring a civil or criminal action against Cercast and/or its employees.

Qualified vendors, component parts, and raw materials qualifications are important to the Company in the manufacture of products, including major propulsion systems such as the RSRM. Sources, component parts and raw materials may be limited, and the loss of a major vendor as a supplier, has the potential to cause a major and material delay in production or program performance.

Shortages or significant price fluctuations of raw materials could have a material adverse effect on the Company

Raw materials utilized by the Investment Castings and Fastening Systems segments include a number of metals and minerals, including titanium, hafnium, aluminum, nickel, cobalt, molybdenum and chromium, among others. Although significant shortages have not been experienced with supplies and raw materials, there is no assurance that shortages will not occur in the future. Any such shortages could have a material adverse effect on the Company.

Propulsion Systems relies upon a number of raw materials specifically qualified to customer requirements such as, but not limited to, ammonium perchlorate, aluminum powder, polymers, and insulating materials that are produced by a limited number of suppliers; and in many cases by sole source or single source suppliers. Shortages of these materials could adversely impact the Company.

Prices of raw materials can be volatile, and the Company ordinarily does not hedge the price risk of raw materials. Significant raw materials price fluctuations could have a material adverse effect on the Company. For some of the supplies and raw materials purchased, including certain metals, there are no fixed price contracts or arrangements. Commercial deposits of certain metals, such as cobalt, nickel, titanium, and molybdenum, that are required for the alloys used in precision castings and aircraft structurals, are found in only a few parts of the world, and for certain materials only single sources are readily available. The availability and prices of these metals and other materials may be influenced by private or governmental cartels, changes in world politics, unstable governments in exporting nations, production interruptions, inflation and other factors.

The Company does not hedge the risk of net asset value fluctuations of foreign investments valued in local currencies and therefore may be exposed to adverse foreign currency rate changes

The Company does not hedge against net asset values for foreign investments attributed to foreign subsidiaries valued in local currencies. To the extent the foreign revenue base grows and net asset base expands as the result of increased foreign business activity, the exposure to adverse foreign currency rate movement increases. The foreign currency risk exposure is also subject to the stability of the foreign currency of the country where the Company maintains foreign operations or does business.

Year 2000 related problems may disrupt the business information systems, production or business operations

The Company has implemented a formal Year 2000 program to address required remedial action and readiness with respect to business information and systems with embedded processors to minimize the risk of business information, production and business operation disruptions resulting from Year 2000 date logic problems. The Year 2000 readiness program also includes an assessment of the Year 2000 preparedness of major customers, suppliers and critical third party support. Developing worst case scenarios and contingency planning are also a part of this program. Although it is believed that there will be no material adverse disruptions to the business information systems, production or business operations, the Company cannot give assurances there will not be localized business interruption or disruptions within a business segment as the result of Year 2000 related problems. Such Year 2000 disruptions or interruptions, should they occur, are most likely to impact foreign operations or result from a Year 2000 related failure at a supplier or third party providing raw materials, component parts or services that are required for continuing or supporting production, business operations and business information systems. Management believes the likelihood of a major or material Year 2000 problem is possible but remote. Year 2000 problems, if they should occur, however, may disrupt or delay production, business operations or business information systems at a particular location or business segment. Such disruption may have a material and adverse impact on the Company in the quarter in which the Year 2000 failure occurs.


Environmental issues could have a material adverse effect on the Company The Company is subject to comprehensive and changing federal, state, local and foreign laws, regulations and ordinances that:
o govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for hazardous materials and wastes

o impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by the Company and at off-site locations where the arrangements have been made for the disposal of hazardous substances

The Company is involved from time to time in legal proceedings involving remediation of environmental contamination from past or present operations, as well as compliance with environmental requirements applicable to ongoing operations. There is no assurance that material costs or liabilities will not be incurred in connection with any such proceedings, claims or compliance requirements or in connection with currently unknown environmental liabilities.

Impact of the Euro conversion on Company operations

The Company is currently assessing the impact of the Euro conversion on the business operations and is currently implementing a strategy intended to allow for the operation of the Euro environment during the transition period, January 1, 1999 - December 31, 2001, and after full Euro conversion, post July 1, 2002. Until the assessment has been completed related to the Euro conversion impact, there is no assurance that the Euro conversion will not have a material adverse effect on the Company's overall business operations.

The Company's European operations began transacting in Euro denominated contracts requested by customers and suppliers beginning January 1, 1999. There is no anticipated material impact from the Euro conversion on the computer software plans. Computer software changes necessary to comply with the Year 2000 issue generally include compliance with the Euro conversion. No additional costs have been assessed related to the Euro conversion for the Enterprise Resource Planning software being implemented at Huck and Howmet, however, it is anticipated that there will be some immaterial expense for minor system modifications. The payroll system has not yet been examined and will require modifications to be Euro-compliant. The costs of payroll systems modifications have not been determined but it is expected that those costs will be immaterial. There is no expected Euro conversion impact to the Thiokol Propulsion segment. No material impact is expected to occur with the contracting policies or competitive position on the three business segments as a result of the Euro conversion. The impact of the Euro conversion on the Company's foreign exchange exposure is being reviewed and it has been determined that there will be a modest increase in this exposure as the result of the United Kingdom operation's acceptance of Euro-denominated contracts. No significant increases are expected in the foreign exchange exposure except for the United Kingdom operations.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

Exhibit 10        Material Contracts

10.1 Stock Purchase Agreement dated September 7, 1999 by and among Cordant Technologies Inc.; Continental/Midland,
                  Inc.; KORE, Inc.; KORE II, Inc.; Robert S. Kaminski, solely as Trustee of the Robert S. Kaminski Revocable Trust; Mary Ann Kaminski and Lawrence H. Brenman solely as Co-Trustees of (A) the David Michael Kaminski Trust;
                  (B) the Janice Marie Kaminski Trust; and (C) the Robert Michael Kaminski Trust; and Mary Ann Kaminski.

10.2 Cordant Technologies Inc. Supplemental Executive Retirement Plan Amended and Restated Effective July 22, 1999.



Reports on Form 8-K

On September 22, 1999, a Form 8-K was filed. Included there in was Item 5, "Other Events" disclosing the Company's revised earnings estimates for 1999. No financial statements were included.


SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      CORDANT TECHNOLOGIES INC.
                                      (Registrant)




Date:    October 21, 1999.            /s/  Richard L. Corbin___________
                                      Richard L. Corbin, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)




                                      /s/  Michael R. Ayers____________
                                      Michael R. Ayers,
                                      Vice President and Controller
                                      (Principal Accounting Officer)