Form 10-Q/A
period 1999-09-30
CORDANT TECHNOLOGIES INC
filed 1999-10-21
CIK 68366

Form 10-Q/A

                               10Q Amendment
                           Addition of 3 Exhibits
         These Exhibits did not transmit in original transmission:
                          Stock Purchase Agreement
                   Supplemental Executive Retirement Plan
                               Financial Data
                       Add to 10Q 0000068366-99000062

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