Form 10-Q/A
period 1999-09-30
CORDANT TECHNOLOGIES INC
filed 1999-10-22
CIK 68366

Form 10Q/A
                  Amendment for the 10Q/A filed 10/21/1999
                    Accession Number 0000068366-99-00071
                In conjunction with the 10Q filed 10/20/1999
                    Accession Number 0000068366-99-00062
                     Incorrect Attachment tag EX-99.3
                             Changed to EX-27

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




                                      /s/  Michael R. Ayers____________
                                      Michael R. Ayers,
                                      Vice President and Controller
                                      (Principal Accounting Officer)

           EX-27
           Financial Data Statement


Financial Data Statement
This Schedule contains summary financial informatin extracted from Cordant Technologies Inc. unaudited financial statements for the nine-months ended September 30, 1999 is qualified in its entirety by reference to such financial statements.


[MULTIPLIER]                                   1,000,000

[PERIOD-TYPE]                   9-MOS
[FISCAL-YEAR-END]                              DEC-31-1999
[PERIOD-START]                                 JAN-01-1999
[PERIOD-END]                                   SEP-30-1999
[CASH]                                         20
[SECURITIES]                                   0
[RECEIVABLES]                                  280
[ALLOWANCES]                                   8
[INVENTORY]                                    255
[CURRENT-ASSETS]                               606
[PP&E]                                         1223
[DEPRECIATION]                                 497
[TOTAL-ASSETS]                                 2424
[CURRENT-LIABILITIES]                          766
[BONDS]                                        357
[PREFERRED-MANDATORY]                          41
[PREFERRED]                                    0
[COMMON]                                       0
[OTHER-SE]                                     744
[TOTAL-LIABILITY-AND-EQUITY]                   2424
[SALES]                                        1879
[TOTAL-REVENUES]                               1884
[CGS]                                          1451
[TOTAL-COSTS]                                  1629
[OTHER-EXPENSES]                               2
[LOSS-PROVISION]                               0
[INTEREST-EXPENSE]                             31
[INCOME-PRETAX]                                222
[INCOME-TAX]                                   77
[INCOME-CONTINUING]                            128
[DISCONTINUED]                                 0
[EXTRAORDINARY]                                0
[CHANGES]                                      0
[NET-INCOME]                                   128
[EPS-BASIC]                                  3.49
[EPS-DILUTED]                                  3.41