Form 10-K405
period 1999-12-31
CORDANT TECHNOLOGIES INC
filed 2000-03-30
CIK 68366

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
(Mark One)
   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the year ended December 31, 1999

                                      OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission file number 1-6179

                           CORDANT TECHNOLOGIES INC.

     Incorporated in the State of Delaware    IRS Employer Identification
                                                     No. 36-2678716

                          Principal Executive Offices
           15 W. South Temple, Suite 1600, Salt Lake City, UT 84101
                       Telephone Number:  (801) 933-4000

Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of Each Exchange
Title of Each Class                                    On Which Registered
-------------------------------------------  ---------------------------------------
Common Stock, par value                              New York Stock Exchange
$1.00 per share                                      Chicago Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: NONE

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.        Yes [X]  No [_]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

     Aggregate market value of Registrant's voting stock held by non-affiliates, based upon the closing price of said stock on the New York Stock Exchange-Composite Transaction Listing on March 24, 2000, ($55.8125 per share):
$1,997,814,298

     Number of shares of Common Stock outstanding as of February 29, 2000:
36,718,831

                      DOCUMENTS INCORPORATED BY REFERENCE

     None.

                                    PART 1
ITEM 1.  BUSINESS

     Cordant Technologies Inc., a Delaware corporation (the "Company"), operates in three business segments. Thiokol Propulsion is a leading producer of high technology solid rocket motors for space, defense and commercial launch applications. Huck International, Inc. ("Huck"), a wholly owned subsidiary of the Company, is a major supplier of precision fastening systems for aerospace and industrial markets worldwide and custom injection molded plastic products. The Company's 84.6 percent owned subsidiary, Howmet International Inc. ("Howmet"), is a leading manufacturer of investment cast turbine engine components for jet aircraft and industrial gas turbine power generation markets, as well as a leading producer of aluminum investment castings for commercial aerospace and defense electronics industries.

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

     Huck operates the Fastening Systems Segment. In 1998 the Company completed the acquisition of Jacobson Manufacturing Co. ("Jacobson"), a manufacturer of custom designed metal parts and fasteners and custom injection molded plastic products used in automotive, construction, consumer products and heavy equipment applications. Jacobson's operations have been combined with Huck. In October 1999, Huck completed the acquisition of the Continental/Midland ("CMI") group of companies, a producer of highly engineered fasteners and fastener systems used primarily in the automotive industry.

     In December 1995, the Company and the Carlyle Group, a private merchant investment firm ("Carlyle"), formed a jointly owned company in which the Company owned 49 percent and Carlyle 51 percent, to acquire Howmet. In December 1997, the Company purchased an additional 13 percent of Howmet from Carlyle, increasing the Company's ownership to 62 percent at which time the Company began consolidating Howmet's operating results. Carlyle also sold 15.35 percent of Howmet to the public through an initial public offering. On February 8, 1999, the Company acquired for $385 million: (i) the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle; (ii) a new standstill agreement with Carlyle; and (iii) extension of Carlyle's existing covenant not to compete. With this purchase of the Carlyle shares, the Company's ownership of Howmet common stock increased to 84.6 million shares representing 84.6 percent of Howmet's outstanding common stock.

     On November 12, 1999, the Company announced it had made a proposal to the Board of Directors of Howmet to acquire all of the outstanding shares of Howmet not currently owned by the Company for a price of $17 per share in cash. The Company requested that Howmet's Board of Directors refer the proposal to its Committee of Independent Directors for its review and consideration. On March 10, 2000, the Company informed the Committee that it was willing to increase its offer to $18.75 per share, but following further discussions no agreement was reached.

     On March 14, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Alcoa Inc., a Pennsylvania corporation ("Alcoa"), and Omega Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alcoa (the "Purchaser"). Pursuant to the Merger Agreement, on March 20, 2000, the Purchaser commenced a tender offer (the "Offer") for all of the outstanding shares of the Company's Common Stock at a purchase price of $57.00 per share. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, the Purchaser will be merged with and into the Company, and at the effective time of the merger (the "Effective Time") each share of Company Common Stock outstanding (other than Shares owned by Alcoa, the

Purchaser, any of their respective subsidiaries, the Company or any of its subsidiaries, and shares held by stockholders, if any, who did not vote in favor of the Merger Agreement and who comply with all of the relevant provisions of
Section 262 of the Delaware General Corporation Law relating to dissenters' rights of appraisal) will be converted into the right to receive $57.00 in cash or any greater amount per share paid pursuant to the Offer.

     Alcoa has advised the Company and Howmet that it intends to enter into discussions with the Howmet Independent Committee to pursue the acquisition of the outstanding publicly-held shares of Howmet's stock. See "Alcoa Merger Agreement" in Item 7 below.

Business Segments

     The Company operates in three business segments: (i) Propulsion Systems;
(ii) Fastening Systems; and (iii) Investment Castings. Segment Financial Information is set forth in Note 20, Operations by Industry Segment, and Note 21, Geographical Information contained in Item 8.

     Propulsion Systems. The propulsion systems segment, a division of the Company operating as Thiokol Propulsion, consists of solid rocket propulsion systems and related products, research and development and launch support services for the National Aeronautics and Space Administration ("NASA"), Department of Defense and commercial space applications. Such systems include the Reusable Solid Rocket Motor ("RSRM") used for NASA's Space Shuttle. Deliveries under the Buy 3 Space Shuttle contract awarded to the Company in 1991 are expected to be completed in 2000. Remaining contract activities are expected to be completed during 2002. The Company has signed the follow-on Buy 4 contract for production of thirty-five flight sets with motor deliveries through 2004. The Buy 3 and Buy 4 contracts are "cost plus award fee" contracts with an award fee based on the degree of the Company's success, as rated by NASA, at meeting contract standards relating to program safety management, reliability, quality assurance, delivery, and hardware flight performance on the contract. The Company also receives a cost-incentive fee for meeting certain predetermined cost-reduction targets. The delivery rate and the Company's contract accrual rate for financial statement purposes are subject to continuing NASA funding, NASA's shuttle flight schedule and program performance. The NASA contracts are subject to termination for convenience by the federal government with the Company retaining such rights of recovery for costs and expenses provided by the government procurement laws and regulations, and contract terms and conditions. NASA is continuing to reorganize the shuttle program under one prime contractor, United Space Alliance, to manage many of the program functions now managed by NASA. Such restructuring will occur over a transition period of several years. The Company's position as a contractor to NASA is expected over time to shift to the role of a subcontractor to United Space Alliance, although the Company cannot assure that such shift will occur. Currently, Thiokol Propulsion is the only qualified manufacturer of the RSRM. The Company believes the time and cost to qualify a second source of supply would be prohibitive in light of the shuttle flight schedule and current levels of government expenditures for the Space Shuttle Program. Absent termination of the Space Shuttle Program or material reductions in future launch rates, the Company expects to retain its sole source position as the RSRM supplier. The Company retains certain Shuttle RSRM solid rocket motor launch oversight activities at the Kennedy Space Center.

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

     As the lead propulsion contractor on the Air Force Intercontinental Ballistic Missile ("ICBM") Prime Integration Contract with TRW, Thiokol Propulsion, in a joint venture with the Chemical Systems Division of United Technologies, will provide the propulsion refurbishment for the Minuteman solid rocket motors. The program's estimated value is $1 billion over a 15-year life. Low program production rates began during 1999. The level of program activity is dependent on the level of government funding and is subject to cancellation or modification at any time. The outcome, if any, of international treaties such as the START treaty negotiations can impact the number of motors subject to refurbishment.

     Thiokol Propulsion also manufactures infrared and illuminating flares; provides solid rocket motor propellant reclamation services; and provides aging and surveillance technologies. Commercial applications are in development for the Company's composite resin prepreg, composite based resin, gas generants and igniters. Successful development of these commercial products cannot be assured.

     Federal export laws, controls and regulations impact or otherwise restrict the export of the Company's propulsion products and technical data. All U.S. government contracts and subcontracts are subject to termination for the convenience of the government and may also be impacted by changing levels of government funding, schedule changes and other changes within the government's authority.

     Fastening Systems. The Company's fastening systems' products consist of specialty fasteners, installation tools and custom injection molded plastic products that are sold to customers directly by Huck and through a distribution network in both domestic and foreign markets. Fasteners made from a variety of materials, including high strength metals and metal alloys, are threaded and non-threaded consisting of lock bolts, blind bolts, lock nuts, blind rivets, cap screws and various other metal products sold under various trade names and trademarks for aerospace, industrial, automotive and construction industry applications. Injection molded products consist of custom components and end products. Fastener installation tools are also manufactured and marketed to provide customers complete fastener installation systems. The aerospace market consists of both commercial and military aerospace manufacturing companies, domestic and foreign. Customer product qualification required by domestic and foreign regulatory agencies such as the Federal Aviation Administration as to plant and product quality and lot traceability is important for the aerospace market acceptance of Huck's fasteners. Huck's fasteners have been qualified by major domestic and foreign aerospace companies in order for such customers to use these fasteners in original equipment and aftermarket aircraft products. Principal domestic and foreign industrial markets include automotive, truck, trailer, railcar, and mining applications. The construction industry utilizes Huck's fastening systems for certain structural applications such as bridges and building structures. Plastic injection molded products are used in the computer, telecommunications and medical industries.

     Investment Castings. The Company, through its 84.6 percent ownership in Howmet, uses the investment casting process to manufacture super alloy, titanium and aluminum components for aerospace engine and airframe applications and industrial gas turbine engine applications for customers worldwide. Howmet Aluminum (formerly called Cercast) is a producer of high quality aluminum investment castings used in the defense electronics and commercial aerospace industries.

     Howmet's aerospace castings consist of super alloy and titanium castings for aircraft turbine engines and airframe and engine structural applications. Products include individual airfoils consisting of blades (rotating foils) or vanes (non-rotating foils), as well as integral castings such as turbine rotors and nozzle rings for smaller engines involving an entire set of blades and related components cast together. Structural components include support components of engines, such as engine castings, frames, and bearing housings, and other airframe components.

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

     The Howmet Aluminum subsidiaries produce aluminum investment castings for the commercial aerospace and defense markets. Applications include electronic packaging, electro-optical system housings, engine parts, pumps, compressors and aircraft structurals.

     Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum Casting subsidiaries. In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. Howmet has notified customers and the appropriate government agencies and has substantially completed correction of these issues. Howmet knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum Casting has been, and expects to continue for some time to be, late in delivery of products to certain customers, resulting in lower sales.

     The Defense Criminal Investigative Service (the "DCIS") in conjunction with other agents from the Defense Department and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed Howmet that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. Howmet is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

     On August 6, 1999, Howmet entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

     See Note 15 ("Contingent Matters") to the Company's Financial Statements included in Item 8 below.

     Howmet currently owns 81 percent of a joint venture in Japan with Komatsu Ltd. Komatsu manufactures investment cast components for industrial gas turbine and aerospace customers primarily in Japan. Pursuant to the joint venture agreement with Komatsu, Howmet has exercised its right to acquire the remaining 19 percent of the joint venture company and Howmet expects this transaction to close in the second quarter of 2000. Howmet also is the 51 percent partner in a joint venture in the United States with the Pratt & Whitney division of United Technologies Corp. that manufactures spray-formed metal components for aircraft turbine engines.

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

     Investment Castings. Howmet competes against Precision Castparts Corp. ("PCC"), its principal competitor, and other investment casting manufacturers. Competition in investment casting is based primarily on technological sophistication, quality, price, service and delivery for orders from large, well-capitalized customers with significant market power. Howmet believes that it and PCC account for most of the total aerospace turbine engine and IGT casting production, except for captive foundries owned by three customers. Because competition is based to a significant extent on technological capabilities and innovations, there can be no assurance that PCC or any of the Howmet's other competitors will not develop products and/or processes that would give them a competitive advantage in the Howmet's markets.

Research and Development

     Company-sponsored research and development ("R&D") activities relate to new products, applications and services, improvement of existing products and
services and new and improved production processes.   Such Company R&D also
provide customers with improved quality, product performance and cost savings. The Company's R&D cost was $33.4 million, $30.2 million, and $14.8 million and represented 1.3 percent, 1.2 percent and 1.4 percent of revenues for the years 1999, 1998, and 1997, respectively; the amount spent during the same periods for customer-sponsored R&D (including U.S. government-funded) was $73 million, $81.4 million and $51.9 million, respectively.

Environmental Matters

     Compliance with federal, state, and local environmental requirements with respect to the Company's facilities, including formerly owned and operated facilities, while having the potential to be a significant cost and liability, are not at this time nor over the next twelve months, absent increases in environmental liabilities, expected to have a material adverse effect on the Company's financial condition, results of operation or cash flow or upon the competitive position of the Company or its subsidiaries. Capital expenditures and amounts expensed relating to environmental matters were $5.6 million and $10.4 million, respectively, for 1999 and are currently expected to be $2.2 million and $10.5 million for the year ending December 31, 2000. Estimated 2001 environmental capital expenditures and amounts expensed are $1.6 million and $10.7 million, respectively, although there can be no assurances that actual amounts will not vary materially from such estimates. Capital expenditures and expenses for environmental matters reflect the consolidation of Howmet. The Company maintains ongoing programs for environmental site evaluations, continues its cooperation with federal and state agencies in site investigations and engages in environmental remediation activities at its sites and sites of third parties where appropriate.

     The Company continues to be involved with two Environmental Protection Agency ("EPA") superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA") in Morris County, New Jersey. The Company operated these sites about thirty years ago for government contract work. The Company has negotiated a consent decree with the EPA concerning the Rockaway Borough Well Field Site. At this site, the Company's estimated response costs, site remediation, and future operation and maintenance costs is $2.9 million, of which approximately $.4 million is currently expected to be spent during 2000. In 1996, the Company negotiated a consent decree with the State of New Jersey for the Rockaway Township Well Field Site. At this site, the Company's estimated response costs, site remediation, and future operations and maintenance costs is $3.8 million, of which approximately $1.9 million is currently expected to be spent during 2000. Jacobson, acquired by Huck in June 1998, is involved in the Indian Bend Wash (South Area) superfund site at Tempe, Arizona. Pursuant to the terms of a five-year environmental indemnity contained in the Stock Purchase Agreement between Huck and the seller, Huck is responsible for the first $2 million in environmental liabilities, the seller is responsible for environmental liabilities from $2 to $6 million; and Huck and the seller share equally the expense of environmental liabilities in excess of $6 million but less than $10 million. The Company assumes any environmental liabilities that are $10 million -- an obligation the Company believes is remote. The currently estimated liability associated with Jacobson environmental remediation is $.2 million. The stock purchase agreement for the acquisition of the Continental/Midland Group of companies between the Company and the sellers contains a four-year environmental indemnity pursuant to which the Company is responsible for the first $1 million in environmental indemnities; the sellers are responsible for the next $2 million of environmental indemnities; and the Company and the sellers share equally the expense of environmental liabilities from $3 to $5 million. In addition, the former owners of Continental/Midland's corporate headquarters have indemnified Continental/Midland for certain environmental costs at that site. The former owners are parties to a Consent Decree with the Illinois Environmental Protection Agency (EPA) under which they are performing and paying for the remediation of the site and some adjoining properties. Continental/Midland, Inc. is a party to this Consent Decree but does not have funding obligations.

     Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, New Jersey facility which will require remediation. These levels have been reported to the New Jersey Department of Environmental Protection (the "NJDEP"), and Howmet is preparing a work plan to define the risk and to test possible clean-up options. The statement of work must be approved by the NJDEP pursuant to an Administrative Consent Order entered into between the Company and the NJDEP on May 20, 1991 regarding clean-up of the site. Various remedies are possible and could involve expenditures ranging from $3 million to $22 million or more. Howmet has recorded a $3 million and $2 million long-term liability, respectively, was recorded for this matter, as of December 31, 1999 and 1998. The indemnification discussed below applies to the costs associated with this matter.

     In addition to the above, liabilities arising for clean-up costs associated with hazardous materials in several waste disposal facilities exist. In particular, Howmet has been or may be named a potentially responsible party under CERCLA or similar state laws at seven on-site and off-site locations. At December 31, 1999, $4 million of accrued environmental liabilities are included in the consolidated balance sheet for such matters. The indemnification discussed below applies to the costs associated with these matters.

      In connection with the Howmet acquisition by the Company and Carlyle, Pechiney, S.A. is required by the terms of the acquisition agreement to indemnify Howmet for environmental liabilities and obligations relating to Howmet Corporation stemming from events occurring or conditions existing prior to the December 13, 1995 acquisition date to the extent that such liabilities exceed a cumulative $6 million. This threshold has not yet been reached. This indemnification applies to all of the Howmet related environmental matters that arose prior to the acquisition date.

     In addition, unrelated to Howmet Corporation's operations, Howmet's subsidiary, Howmet Holdings Corporation, and Pechiney, S.A., are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $7 million in remediation and natural resource damage liabilities at the Blackbird Mine Site in Idaho and at least $10 million in investigation and remediation costs at the Holden Mine Site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such environmental liabilities. Howmet has recorded a liability and an asset for an equal amount related to these matters which are reflected in the Company's consolidated balance sheet. In the event that Pechiney, S.A. does not honor its indemnification obligations, an event that Howmet does not reasonably expect to occur, Howmet would likely be responsible for such matters and the cost of addressing those matters could be material.

     The Company estimates that the eventual cost for site remediation matters known at this time, including the consolidation of those of Howmet, before any recoveries from insurance and third party contributions by other responsible parties including the federal government, will be approximately $41.9 million. The Company has established a receivable in the amount of $18.8 million for expected reimbursement or recovery for environmental claims, costs and expenses from third parties, including the federal government. The Company's policy and accounting for environmental matters is set forth in Note 1 and Note 16 of the Notes to the Company's consolidated financial statements set forth in Item 8. The Company believes that after recoveries from third parties and the federal government, any net liability for which it may ultimately be responsible in excess of amounts currently accrued, would not be material to the Company's financial condition and results of operations.

     In the forward pricing on certain of the Company's federal government contracts, the Company has negotiated an agreement for the Company to recover certain environmental costs and expenses incurred in connection with the performance of government contracts.

Employees

     The number of business segment employees of the Company including the consolidation of Howmet and the October 1999 acquisition of Continental/Midland was 17,200 at December 31, 1999 and 1998 respectively. The table below sets forth the approximate employment levels for each business segment at December 31.

                             ----------------------
                              1999         1998
---------------------------------------------------

Propulsion Systems            3,900         4,000
Fastening Systems             2,500         2,400
Investment Castings          10,700        10,700
---------------------------------------------------

     Propulsion Systems employment levels reflects the stabilization of Thiokol Propulsion business base. Investment Castings' employment levels reflect Howmet's stable business base. The number of Investment Casting employees excludes contract employees. Fastening Systems' employment levels reflect the addition of Continental/Midland and the closure of its Lakewood plant.

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

Patents and Trademarks

     The Company has 491 patents and patent applications, of which 298 relate to the Propulsion Systems business segment, 99 relate to the Fastening Systems business segment, and 94 relate to the Investment Castings business segment. As a government contractor, the Company conducts independent research and development ("IR&D") to enable it to maintain its competitive position. Research and development work is also performed under contracts with the Department of Defense, NASA, and other government agencies.

     Approximately ninety percent of the Company's patents in the Propulsion Systems business segment were developed under Company-funded IR&D related budgets. The Company has full ownership interest in its patents developed under these budgets and lesser rights in the patents it developed under contract R&D programs.

     The Propulsion Systems business segment patent coverage includes propulsion system design, case, nozzle, and propellants. Patents also cover gas generators, ordnance, flare-related products, and the Company's fiber resin and non-sodium azide gas generant technology. Under contracts with the federal government, licenses have been granted to the government for limited use of certain patented technology.

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


                                                          Remaining Patent Life
                                  ------------------------------------------------------------------
                                        More than                Five to               Less than
                                        Ten years               Ten Years              Five Years
----------------------------------------------------------------------------------------------------
Propulsion Systems                                 82%                        14%                  4%
Fastening Systems                                  38%                        40%                 22%
Investment Castings                                64%                        24%                 12%
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

     Competitors in the Company's business lines also hold patents and other forms of proprietary information, and there is active technical competition in these business lines. No assurances can be given that one company or another will not obtain a technological advantage from time to time, in one aspect of the industry's technology or another.

Customers

     Propulsion Systems. The customers of Thiokol Propulsion are primarily the federal government and its prime contractors and subcontractors. The NASA Buy 3 and Buy 4 contracts are material to the Propulsion Systems business segment. Beginning in 2001, the Company expects the Minuteman Regrain Contract to be material to Thiokol Propulsion. Commercial propulsion customers, primarily in the light and medium launch vehicle market, are being slowly developed, but are not yet material to the Company's customer base. Federal government contracts and subcontracts entered into by the Company are by their terms subject to termination by the government or the prime contractor either for convenience or default. Such contracts are also subject to funding appropriations by Congress. Since the federal government provided, directly and indirectly, 28 percent of the Company's revenues in 1999, the termination or discontinuance of funding of a substantial portion of such business would have a material adverse effect on the Company's operations. No single non-government customer is material to Propulsion Systems' business.

     Fastening Systems. Huck's customers consist of industrial and aerospace original equipment manufacturers and distributors, domestic and foreign.
Foreign customers and a foreign sales base are still developing, but are not yet material to the Company's customer and sales base. The Boeing Company, Wesco, Freightliner, TriStar and Ford Motor Company are major fastening systems customers. Except for The Boeing Company and Ford Motor Company, no other single customer represents more than 10 percent of Fastening Systems' sales.

     Investment Castings. Howmet's top ten customers represented approximately 76 percent of Howmet's net sales in 1999. Howmet's principal customers are The General Electric Company through its aircraft engine and power systems groups, ABB Power Generation and United Technologies' Pratt & Whitney aircraft operations which represent approximately 24% percent, 13% percent and 10%
percent, respectively, of Investment Castings' sales in 1999.   No other
Investment Castings' customer represents more than 10 percent of Investment Castings' sales in 1999.

     Orders for Howmet's products are primarily awarded through a competitive bidding process. Contractual relationships with Howmet's principal customers vary. Approximately one-half of its casting business is derived from multi-year contracts, typically three years in length. Under these contracts, Howmet's customers agree to order from Howmet and Howmet agrees to supply specified percentages of specified parts at specified pricing over the life of the contracts. The customers are not required to order fixed numbers of parts, although pricing may be subject to certain threshold quantities. Some of these contracts include provisions requiring specified price reductions over the term of the contract, based on lower production costs as programs mature, shared benefits from other cost reductions resulting from joint production decisions, and negotiated reductions. Most major contracts provide Howmet with protection against substantial changes in prices for elemental metal raw materials. Howmet typically renegotiates these contracts during the last year of the contract period and, during the process, customers frequently solicit bids from Howmet's competitors.

Backlog

     The Company's backlog of orders as of December 31, 1999, and December 31, 1998, was $2.8 billion and $1.4 billion, respectively. Propulsion Systems' backlog as of December 31, 1999 was $1.9 billion compared to $414 million as of December 31, 1998. This increase in the backlog reflects the RSRM Buy 4 contract signed this year. The Company currently expects that approximately 46 percent of the orders in backlog on December 31, 1999 will be completed by December 31, 2000. The majority of the remainder thereafter are expected to be completed through 2004. Although contracts can be changed or canceled, the Company believes the backlog consists of firm contracts. The Company does not believe that a material change or cancellation of a single contract (other than the RSRM) would be materially significant to its business. The contract backlog consists of a combination of cost-plus award fee, cost-plus fixed fee, cost-plus incentive fee, fixed price incentive fee, and firm fixed price contracts. The Investment Castings backlog of orders as of December 31, 1999 was $765 million and as of December 31, 1998 was $877 million. The Company's Fastening Systems backlog was approximately $104 million and $142 million as of December 31, 1999 and December 31, 1998, respectively. Because of the short lead and delivery times often involved, and because deferrals and cancellations often affect the Company's Investment Castings and Fastening Systems orders, backlog may not be a significant indicator of the Company's future performance.

ITEM 2.  PROPERTIES

     The Company operates manufacturing, research, and development facilities at 52 locations, and has administrative and sales offices, warehouses, and service centers worldwide. The Company considers its manufacturing facilities, warehouses, and other properties to be in generally good operating condition and suitable for their intended purposes. Facilities are considered adequate and sufficient to meet the operating requirements of the Propulsion Systems and Fastening Systems business units. During the year, the Company closed Huck's Lakewood, California fastening systems' facility and relocated production to the Carson, California facility. The Huck-Jacobson Kenilworth, New Jersey facility was closed during the third quarter of 1999. Investment Castings has planned capacity expansion for aero and industrial gas turbine and airfoil production.
A new 120,000 square foot airfoil casting facility at Howmet's Whitehall, Michigan location is under construction. Expansion and relocation of the Aluminum Casting-Montreal, Canada operations to new production facilities is nearing completion. Thermatech Coating and the United Kingdom foundry facilities have been expanded. Completed and planned facility expansion is
considered sufficient to meet Investment Castings operating needs.   All
Company-owned property is held in fee with no material encumbrances. Company leased property obligations are set forth in Note 17 of the Company's consolidated financial statements. During 1999, additions to property, plant, and equipment totaled $152 million.

      The following table sets forth the Company's manufacturing locations and the approximate square footage.

                                                        Buildings (000's of square feet)
                                              --------------------------------------------------
            Manufacturing Location                  Company
             by  Business Segment                    Owned             Leased           Total
------------------------------------------------------------------------------------------------

PROPULSION SYSTEMS

  Northern Utah/1/                                         2,643                724        3,367
  Elkton, Maryland                                           378                 --          378
  Ogden, Utah                                                 --                106          106
------------------------------------------------------------------------------------------------

FASTENING SYSTEMS

Domestic
 Altoona, Pennsylvania                                       150                 --          150
 Bensenville, Illinois                                        --                  7            7
 Carson, California                                           --                153          153
 Elk Grove Village, Illinois                                  --                 30           30
 Kingston, New York/2/                                       142                 --          142
 Livonia, Michigan                                            --                 40           40
 Medina, Ohio                                                271                 --          271
 Millersport, Ohio                                            32                 --           32
 New Braunfels, Texas                                        126                 --          126
 Park Forest, Illinois                                       250                 --          250
 Sanford, North Carolina                                      50                 --           50
 Tempe, Arizona                                               45                 --           45
 Tucson, Arizona                                              67                 --           67
 Waco, Texas                                                 371                 --          371

International
 Us, France                                                   --                 61           61
 Shropshire, U.K.                                             50                 --           50
------------------------------------------------------------------------------------------------

INVESTMENT CASTINGS

Domestic
 Bethlehem, Pennsylvania                                      --                 47           47
 Branford, Connecticut                                       138                 --          138
 City of Industry, California                                 --                 50           50
 Cleveland, Ohio                                             100                 --          100
 Dover, New Jersey, 2 facilities                             363                 --          361
 Hampton, Virginia, 2 facilities                             370                 16          409
 Hillsboro, Texas                                             --                 68           68
 LaPorte, Indiana, 2 facilities                              186                 --          186
 Morristown, Tennessee                                       111                 --          111
 Whitehall, Michigan, 7 facilities                           923                 --          923
 Wichita Falls, Texas                                        255                 --          255
 Winsted, Connecticut                                         81                 --           81


International
 Dives, France (capital lease)                               256                 --          256
 Evron, France                                                86                 --           86
 Exeter, U.K., 2 facilities                                  253                 67          320
 Gennevilliers, France                                        47                 --           47
 Georgetown, Ontario, Canada                                  --                 37           37
 Laval, Quebec, Canada                                       190                 --          190
 Le Creusot, France                                          156                 --          156
 Montreal, Quebec, Canada/3/                                  11                100          111
 Terai, Japan, 3 facilities/4/                                53                 --           53
------------------------------------------------------------------------------------------------

/1/ The Company occupies an additional 6,000 sq. ft. of government owned property.
/2/ Land is leased.
/3/ Howmet Aluminum's Montreal, Canada aluminum casting operation is in the process of moving from the Montreal facility listed above to the newly constructed 189,860 square foot plant in Laval, Quebec. Howmet Aluminum expects to complete the move by the end of 2000 and vacate the Montreal premises.
/4/ Factory owned by Howmet's joint venture, Komatsu-Howmet Ltd.


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

     Starting in September 1998, Howmet discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum subsidiary (formerly called Cercast). In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. Howmet has notified customers and the appropriate government agencies and has substantially completed correction of these issues. Howmet knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum has been, and expects to continue for some time to be, late in delivery of products to certain customers.

     The Defense Criminal Investigative Service (the "DCIS") in conjunction with agents from the Department of Defense and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem
facilities.   The DCIS has informed Howmet that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. Howmet management is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

     All customer claims relating to the foregoing matters either have been resolved or, in the Company's judgment, will be resolved within existing reserves.

     The Company believes that additional costs for such matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

     On August 6, 1999, Howmet and Howmet Aluminum entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

     On November 12, 1999, the Company announced that it had made a proposal to Howmet to purchase all of the outstanding shares of Howmet that the Company does not already own for $17 per share in cash. Shortly thereafter, eight separate but nearly identical lawsuits were filed in the Court of Chancery of Delaware against the Company, Howmet and each member of the Howmet Board of Directors. The plaintiffs are shareholders of Howmet who complain that the Company's offer for their shares in Howmet is not for an adequate price. The plaintiffs request the following relief: Certification as a class action with themselves designated as Class Representatives; an order enjoining the Company, Howmet and its Board of Directors from proceeding with the transaction; and money damages and the costs of bringing the lawsuit. On the motion of the defendants, the Court has consolidated the cases under the style of "In Re Howmet International Shareholders Litigation" and directed that the plaintiffs file an Amended Complaint reflecting the consolidation. The Company is defending these actions and believes that any outcome will not result in a materially adverse impact to the financial position of the Company.

     The Company has filed a complaint against the United States in the U.S. Court of Federal Claims in the amount of $8,148,888 to recover certain previously approved costs associated with the development of Thiokol Propulsion's Castor IVA-XL rocket motors. In March 1999, the federal government reversed its longstanding approval of the Company's accounting method and denied reimbursement.

     The Company is also a party to certain pending proceedings regarding environmental matters (see "Environmental Matters" in Item 1 above).

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matter was submitted to a vote of the Company's stockholders during the fourth quarter of 1999.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Information concerning the market for the Company's common equity and related security holder matters is included in the section "Quarterly Financial Highlights" in Note 22 to the

Company's Financial Statements included in Item 8 below. As of February 29, 2000, there were 4,498 stockholders of record.

     Dividends paid in 1999 and 1998 were $.40 per share, adjusting for the two-for-one stock split in March 1998. Dividends paid in 1997 were $.385 per share and included a $.005 per share redemption of stockholder's rights.

     The high and low market prices of Cordant Technologies common stock for 1999 were $52.38 and $25.50 per share, respectively. The principal market for the Company's common stock is the New York Stock Exchange and prices are based on the Composite Tape (ticker symbol CDD).

ITEM 6.    SELECTED FINANCIAL DATA


(dollars in millions, except
per share data)                              1999         1998       1997(1)    1996       1995
-----------------------------------------------------------------------------------------------------
SUMMARY OF OPERATIONS
Net sales by industry segment
    Propulsion Systems                     $  588.0     $  643.0     $  645.5     $611.7     $695.1
    Fastening Systems                         465.2        433.3        319.4      252.9      237.8
    Investment Castings                     1,459.7      1,350.6        105.2
-----------------------------------------------------------------------------------------------------
       Consolidated net sales               2,512.9      2,426.9      1,070.1      864.6      932.9
Operating profit by industry segment
    Propulsion Systems (2)                 $   87.9     $   82.1     $   64.4     $ 63.3     $ 14.1
    Fastening Systems (3)                      52.8         65.2         40.4        8.0        4.1
    Investment Castings                       204.7        185.8         11.7
-----------------------------------------------------------------------------------------------------
       Segment operating profit               345.4        333.1        116.5       71.3       18.2
Income from operations (2)(3)                 319.6        308.7        103.7       67.8       23.8
Equity income of affiliates                                              35.3       15.1
Interest income (4)                             7.4         12.8          7.0        8.1       74.3
Interest expense                               42.9         28.3          4.0        3.6        5.4
Income before extraordinary item(5)           164.4        142.0         96.6       60.7       62.1
Net income (5)                                164.4        142.0         89.5       60.7       57.3

INCOME PER DILUTED SHARE (6)
Income before extraordinary item           $   4.39     $   3.79     $   2.57     $ 1.64     $ 1.66
Net income                                 $   4.39     $   3.79     $   2.38     $ 1.64     $ 1.53

FINANCIAL
Total assets                               $2,482.0     $2,809.9     $2,499.8     $ 818.2    $ 830.4
Working capital                                63.6         94.8        188.0       144.2       84.6
Current ratio (7)                               1.1          1.2          1.5         2.0        1.4
Short-term and long-term debt (7)          $  684.9     $  404.6     $  334.3     $  27.0    $ 126.9
Debt-to-equity (7)                             83.9%        60.6%        60.7%        5.6%      29.4%
Stockholders' equity                       $  816.1     $  667.9     $  550.5     $ 480.4    $ 430.9
Stockholders' equity per share (6)            22.23        18.31        15.04       13.16      11.78
Return on stockholders' equity (8)             24.6%        25.8%        20.1%       14.1%      16.2%
Capital expenditures                       $  152.0     $  114.7     $   36.3     $  33.0    $  30.2
Provision for depreciation                     80.1         71.9         33.8        32.8       33.2
Cash dividends paid                            14.7         14.6         14.1        12.5       12.5
Cash dividends declared per share (6)           .40          .40         .385         .34        .34

GENERAL
Average number of common
    and common equivalent shares
    Outstanding (in thousands) (6)           37,455       37,499       37,683     37,162     37,302
Approximate number of stockholders
    of record at January 31 of each year      4,500        5,000        5,300      5,800      6,300
Approximate number of full-time
employees                                    17,200       17,200       15,900      5,500      6,400
----------------------------------------------------------------------------------------------------

(1) Howmet results have been consolidated into the Company's results since December 2, 1997.
(2) Includes pre-tax restructuring charge of $61.4 million in 1995.
(3) Includes pre-tax relocation charges of $8 million in 1999 and $3 million in 1998, pre-tax inventory charges of $5 million in 1996, and pre-tax inventory and restructuring charges of $13.1 million in 1995.
(4) Includes interest income from income tax refunds of $4.8, $1.7, $7, and $71.4 million in 1998, 1997, 1996, and 1995, respectively.
(5) Includes a $7.1 million tax benefit in 1999 from reversing previously accrued dividend tax resulting from increased Howmet ownership in February 1999.
(6) All per share amounts reflect the two-for-one stock split on March 13, 1998.
(7) Excludes the Pechiney Notes in 1998 and 1997.
(8) Based on income before extraordinary item in 1997 and 1995 and calculated on beginning of year stockholders' equity.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The Company increased its ownership in Howmet from 49 percent to 62 percent on December 2, 1997 and accordingly, beginning in December 1997, Howmet's earnings, cash flows, and balance sheet have been consolidated with the Company's. As a result, the operating results for 1997 include eleven months of Howmet's earnings reported under the equity method and one month of Howmet earnings on a consolidated basis. Operating results for 1999 and 1998 include Howmet's earnings on a consolidated basis. Minority interest in income and equity is also reported for that portion of Howmet the Company does not own. On February 8, 1999, the Company increased its ownership in Howmet to 84.6 percent. Due to the consolidation of Howmet in the Company's financial statements, comparison of financial information from 1997 to 1998 is difficult and may not be relevant. In order to facilitate an understanding of the Company's data, separate Howmet comparative data and analysis have been included below for the respective periods being reported.

     On October 1, 1999, the Company acquired all of the outstanding stock of the Continental/Midland group of companies ("Continental/Midland") for $106 million, including $22.2 million of assumed debt and other liabilities. Continental/Midland and its affiliates are now wholly owned subsidiaries of Huck International, Inc., and Continental/Midland's results of operations are included in the consolidated results of the Company in the Fastening Systems segment from the date of acquisition. Continental/Midland, based near Chicago, Illinois, produces fasteners and fastener systems primarily for the automotive industry. The acquisition was financed with borrowings under an unsecured bank line of credit. The goodwill associated with this purchase will be amortized over 40 years using the straight-line method. The Company expects to complete the final purchase price allocation of Continental/Midland during the first quarter of 2000. Continental/Midland's sales and operating income from October 1, 1999 through December 31, 1999 were approximately $21 and $2 million, respectively.

     On June 11, 1998, the Company completed the purchase of all the common stock of Jacobson Manufacturing Company Inc. ("Jacobson") for $273.6 million and assumed $7.3 million in liabilities, and it agreed to an election to treat the transaction as an asset purchase. Jacobson was merged into Huck International, Inc., and is operated as part of the Fastening Systems segment. Jacobson manufactures high-quality, custom-designed metal parts and fasteners and precision-engineered plastic products. The acquisition was financed with borrowings under an unsecured bank line of credit. The goodwill associated with the purchase is being amortized over 40 years using the straight-line method. Jacobson contributed from June 11 through December 31, 1998, approximately $78 and $10 million in sales and operating income, respectively.

     All of the following discussion reflects diluted earnings per share, and all prior year earnings per share amounts, number of shares, stock option data and market prices of the Company's common stock have been restated and adjusted to reflect the two-for-one stock split (dividend) on March 13, 1998.

RESULTS OF OPERATIONS  - 1999 COMPARED TO 1998

     Net income for the year ended December 31, 1999 was $164.4 million, or $4.39 per diluted share, a 16 percent increase compared to $142 million, or $3.79 per diluted share, last year. Excluding the special items detailed below, earnings per diluted share from continuing operations were $4.15, a 12 percent increase over 1998.

     Net income for the current year included a $7.1 million, or $.19 per share, benefit from reversing taxes on accumulated dividends previously accrued on the Company's share of Howmet income. This reversal resulted from the increase in Howmet ownership in February

1999. Current year earnings also included a $5.6 million or $.15 per share benefit from a two-percent retroactive tax rate adjustment in the fourth quarter, and relocation charges of $5 million, or $.13 per share, in the fastener segment to close and relocate the Lakewood, California, aerospace fastener facility and the selling and marketing office in Japan. The current year also included a Cordant Technologies stock based incentive benefit at Howmet of $1.1 million, or $.03 per share, due to declines in the Company's common stock price. The stock based incentive benefit may reverse in future periods if the Company's common stock price rises. The prior year's net income included tax refunds and tax interest income of $4.4 million, or $.12 per share, and a $1.8 million, or $.05 per share, relocation charge in the fastener segment to close the Branford facility. Excluding these items, earnings per share of $4.15 increased 12 percent over the prior year's earnings per share of $3.72.

Summary financial information for the twelve months ended December 31:

                                                                                 Better
(in millions, except per share data)           1999             1998            (Worse)          Percent
-----------------------------------------------------------------------------------------------------------

Sales:
 Investment Castings                            $1,459.7         $1,350.6            $109.1               8
 Propulsion Systems                                588.0            643.0             (55.0)             (9)
 Fastening Systems                                 465.2            433.3              31.9               7
-----------------------------------------------------------------------------------------------------------
    Total sales                                 $2,512.9         $2,426.9            $ 86.0               4
-----------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings                            $  204.7         $  185.8            $ 18.9              10
 Propulsion Systems                                 87.9             82.1               5.8               7
 Fastening Systems                                  52.8             65.2             (12.4)            (19)
 Unallocated corporate expense                     (25.8)           (24.4)             (1.4)             (6)
----------------------------------------------------------------------------------------------------------
     Total operating income                        319.6            308.7              10.9               4

 Interest income                                     7.4             12.8              (5.4)            (42)
 Interest expense                                  (42.9)           (28.3)            (14.6)            (52)
 Other, net                                         (3.5)            (3.8)               .3               8
 Income taxes                                      (93.4)          (107.6)             14.2              13
-----------------------------------------------------------------------------------------------------------
 Income before minority interest                   187.2            181.8               5.4               3
 Minority interest                                 (22.8)           (39.8)             17.0              43
-----------------------------------------------------------------------------------------------------------
    Net income                                  $  164.4         $  142.0            $ 22.4              16
-----------------------------------------------------------------------------------------------------------

Net income per share :
    Basic                                       $   4.49         $   3.89            $  .60              15
    Diluted                                     $   4.39         $   3.79            $  .60              16
-----------------------------------------------------------------------------------------------------------

Business Segment Sales and Income For 1999


Investment Castings

     In 1999, Howmet contributed income, after minority interest and taxes, of $121 million, or $3.23 per share, an 84 percent increase compared to $65.6 million, or $1.75 per share, last year. The increase is due to the Company's ownership increase from 62 percent last year to 84.6 percent in February 1999, and to Howmet's 24 percent increase in net income.

  Following is a reconciliation of Howmet's contribution to the Company's income for the twelve months ended December 31:

(in millions)                                                                         1999               1998
-------------------------------------------------------------------------------------------------------------------
Howmet net income                                                                         $136.7             $110.4
Less preferred paid-in-kind dividend (1)                                                     (.8)              (5.6)
-------------------------------------------------------------------------------------------------------------------
Income available to common shareholders                                                    135.9              104.8
-------------------------------------------------------------------------------------------------------------------
Company's interest in Howmet income (2)                                                    113.1               65.0
Add preferred paid-in-kind dividend                                                           .8                5.6
-------------------------------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income                                              113.9               70.6
The Company's 7 percent tax on Howmet income (3)                                             7.1               (5.0)
-------------------------------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's income                             $121.0             $ 65.6
-------------------------------------------------------------------------------------------------------------------

(1) Howmet's 9 percent paid-in-kind preferred stock owned by the Company was redeemed on February 17, 1999 for $66.4 million.
(2) On February 8, 1999, the Company increased its ownership in Howmet from 62 percent to 84.6 percent.
(3) The Company's previously accrued tax on Howmet income was reversed on February 8, 1999, and since then, Howmet's taxable income has been included in the Company's consolidated federal income tax return. The 7 percent tax is no longer required on the Company's share of Howmet income.


The following information summarizes Howmet's results, including the minority share, before consolidation for the twelve months ended December 31:

                                                                                        Better (Worse)         Percent
(in millions)                                            1999              1998                                Change
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                  $1,459.7          $1,350.6            $109.1                  8
Cost of goods sold                                          1,115.8           1,039.1             (76.7)                (7)
Gross profit                                                  343.9             311.5              32.4                 10
Operating income                                              215.4             189.7              25.7                 14
Net income                                                 $  136.7          $  110.4            $ 26.3                 24
--------------------------------------------------------------------------------------------------------------------------


     Howmet's sales increased 8 percent over the prior year primarily from increased component demand for large industrial gas turbines ("IGT") used for electric power generation. IGT sales increased 42 percent over 1998, net of price reductions of approximately 3 percent. Sales to the aerospace market were 9 percent lower 1998, net of an approximate 2 percent price decrease. The lower aerospace sales were primarily attributable to decreased commercial build rates and customer inventory corrections.

     The increase in net income resulted primarily from the higher IGT sales. Stock Appreciation Rights ("SARs") expense decreased $4.5 million from the prior year. SAR's expense is adjusted quarterly based on vesting and the market value of Howmet's common stock. Also contributing to the income increase were reduced debt levels that reduced interest expense by $6.4 million, or 50 percent.

     Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum subsidiaries (formerly called Cercast). In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. Howmet has notified customers and the appropriate government agencies and substantially completed correction of these issues. Howmet knows of no in-service problems associated with any of these issues. In addition, during 1999 Howmet Aluminum has been, and expects to continue for some time to be, late in delivery of products to certain customers resulting in lower sales.

     The Defense Criminal Investigative Service (the "DCIS") in conjunction with other agents from Department of Defense and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal
and Bethlehem facilities.   The DCIS has informed Howmet that the investigation
concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. Howmet management is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

     All customer claims relating to the foregoing matters have either been resolved, or, in the Company's judgement, will be resolved within existing reserves.

     The Company believes that additional costs for the foregoing matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

     On August 6, 1999, Howmet and Howmet Aluminum entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

Propulsion Systems

     In 1999, Propulsion Systems sales decreased $55 million, or 9 percent, compared to last year, primarily from lower sales in the Space Shuttle Reusable Solid Rocket Motors ("RSRM"), commercial launch motor, and Trident programs.
The lower RSRM sales resulted from continuing cost reductions and the transition to the Buy 4 contract from the Buy 3 contract. Operating income increased $5.8 million or 7 percent over the prior year. Higher income from increased RSRM Buy 3 and ordnance program margins were partially offset by lower commercial launch motor and Trident operating income. Propulsion Systems operating margins were 15 percent compared to 12.8 percent in 1998. Margins on the RSRM Buy 3 contract are expected to increase as the contract nears completion and performance incentives are met. While the Buy 4 contract is similar in structure and profit potential to Buy 3, Buy 4 profit margins will be initially lower than margins currently being recognized on Buy 3.

Fastening Systems

     Huck Fastening Systems sales for the year increased by $31.9 million, or 7 percent, from the prior year reflecting the additional sales provided by the Continental/Midland and Jacobson acquisitions. Sales in the industrial market increased 11 percent over the prior year excluding the additional sales provided by the Continental/Midland and Jacobson acquisitions. Excluding the additional sales provided by the Continental/Midland and Jacobson acquisitions, Fastening Systems total sales decreased 11 percent from the prior year. Sales in the aerospace market decreased 30 percent from the prior year primarily from weak domestic aerospace demand and due to inventory adjustments by major commercial aerospace customers. It is difficult for the Company to forecast how long these inventory adjustments may continue.

     During the fourth quarter a $3 million pre-tax relocation charge was taken to close the selling and marketing office in Japan. Excluding the additional operating income provided by the Continental/Midland and Jacobson acquisitions, the current year's $5 million pre-tax charge to close and relocate the Lakewood, California facility, the $3 million pre-tax Japan closure charge, and the prior year's $3 million pre-tax charge to close and relocate the Branford facility, Fastening Systems operating income decreased $17 million or 29 percent from the prior year. The lower operating income resulted primarily from lower aerospace sales and margins. Operating margins for the year were 13.4 percent, compared to 15.7 percent last year, excluding relocation charges in both years.

     Fastening Systems book-to-bill ratios, defined as period orders divided by period shipments, for the twelve months ended December 31, were as follows:

                                1999                  1998
------------------------------------------------------------
Aerospace                       .82                    .84
Industrial                      .99                   1.00
------------------------------------------------------------
Total                           .94                    .93
------------------------------------------------------------


     Book-to-bill ratios are used as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book-to-bill ratio used is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.

Selling, General and Administrative Expense

     Selling, general and administrative ("SG&A") expense for 1999 increased $21.8 million, or 11 percent, compared to the prior year. SG&A expenses increased $7.2 million due to the addition of Continental/Midland's expenses for three month's and Jacobson's expenses for the entire year. Huck's SG&A expenses, excluding Continental/Midland and Jacobson, were lower due to the closure of the Lakewood and the Branford facilities. Howmet's SG&A costs increased $7.1 million primarily from higher costs to support higher volumes, and including a full year's expense for Howmet's Japanese subsidiary. Goodwill amortization increased $9.5 million due to the Continental/Midland purchase in October 1999, the purchase of an additional 22.6 percent of Howmet common stock in February 1999, and the Jacobson purchase in June 1998.

Income Taxes

     In 1999, the Company had an effective income tax rate of 33.3 percent, compared with 37.2 percent in 1998. The lower tax rate in the current year resulted from higher foreign sales corporation benefits and the reversal of the $7.1 million, or $.19 per share, tax on accumulated dividends previously accrued on the Company's share of Howmet income. Beginning in February 1999, Howmet's taxable income has been included in the Company's consolidated federal income tax return, and the dividend tax is no longer required on the Company's share of Howmet's income. Results also include a two-percent retroactive tax rate change in the fourth quarter of $5.6 million or $.15 per share resulting from the higher foreign sales corporation benefits and from legislation extending the research and development tax credit to June 2004. The effective tax rate for 2000 is currently expected to be approximately 36 percent.

Interest Expense

     Interest expense increased $14.6 million due to the Company's increased borrowings related to the Continental/Midland purchase, the 22.6 percent purchase of Howmet common stock and the Jacobson acquisition. The weighted average interest rate for the Company's long-term debt at December 31, 1999 was
7.1 percent compared to 6.2 percent for the prior year.

                            Selected Financial Data
                    For the twelve months ended December 31


                                              1999                                            1998
                        -----------------------------------------------------------------------------------------------
(in millions)              Cordant (b)      Howmet       Consolidated       Cordant (b)       Howmet       Consolidated
------------------------------------------------------------------------------------------------------------------------

Net cash provided by
    operating activities        $133.1       $ 232.9           $ 366.0          $145.8         $207.4          $ 353.2
Capital expenditures             (39.1)       (112.9)           (152.0)          (31.7)         (83.0)          (114.7)
Dividends                        (14.7)            -             (14.7)          (14.6)             -            (14.6)
----------------------------------------------------------------------------------------------------------------------
                                $ 79.3       $ 120.0           $ 199.3          $ 99.5         $124.4          $ 223.9
----------------------------------------------------------------------------------------------------------------------

Total debt(a)                   $639.2       $  45.7           $ 684.9          $313.6         $ 91.0          $ 404.6
Less (plus) cash & cash
        Equivalents               (2.3)         39.4              37.1             7.7           37.6             45.3
----------------------------------------------------------------------------------------------------------------------
                                $641.5       $   6.3           $ 647.8          $305.9         $ 53.4          $ 359.3
----------------------------------------------------------------------------------------------------------------------

(a)  Excludes Pechiney note payable in 1998 (See Note 7 of the Company's Consolidated Financial Statements).
(b)  Cordant, exclusive of Howmet.


RESULTS OF OPERATIONS - 1998 COMPARED TO 1997

     Net income for the year ended December 31, 1998 was $142 million, or $3.79 per share, a 47 percent increase compared to income before extraordinary item in 1997 of $96.6 million, or $2.57 per share. Net income increased 59 percent over the $89.5 million, or $2.38 per share, reported in 1997.

     Net income for 1998 included tax interest income and tax refunds of $4.4 million, or $.12 per share. Net income for 1997 included an extraordinary charge of $7.1 million, or $.19 per share, net of income taxes and minority interest, related to Howmet's debt refinancing.

     On June 11, 1998, the Company acquired Jacobson Manufacturing Company Inc. for $273.6 million. Jacobson contributed from June 11 through December 31, 1998 approximately $78 and $10 million in sales and operating income, respectively. Jacobson's results are included in the consolidated results of the Company within the Fastening Systems segment.

Summary financial information for the twelve months ended December 31:

                                                                                  Better
(in millions, except per share data)            1998             1997            (Worse)          Percent
------------------------------------------------------------------------------------------------------------
Sales:
 Investment Castings                             $1,350.6         $  105.2          $1,245.4           1,184
 Propulsion Systems                                 643.0            645.5              (2.5)
 Fastening Systems                                  433.3            319.4             113.9              36
------------------------------------------------------------------------------------------------------------
    Total sales                                  $2,426.9         $1,070.1          $1,356.8             127
------------------------------------------------------------------------------------------------------------

 Operating income:
 Investment Castings                             $  185.8         $   11.7          $  174.1           1,488
 Propulsion Systems                                  82.1             64.4              17.7              27
 Fastening Systems                                   65.2             40.4              24.8              61
 Unallocated corporate expense                      (24.4)           (12.8)            (11.6)            (91)
------------------------------------------------------------------------------------------------------------
    Total operating income                          308.7            103.7             205.0             198

 Equity income of affiliates                                          35.3             (35.3)           (100)
 Interest income                                     12.8              7.0               5.8              83
 Interest expense                                   (28.3)            (4.0)            (24.3)           (608)
 Other, net                                          (3.8)            (2.2)             (1.6)            (73)
 Income taxes                                      (107.6)           (41.4)            (66.2)           (160)
------------------------------------------------------------------------------------------------------------
 Income before minority interest and
    Extraordinary item                              181.8             98.4              83.4              85
 Minority interest                                  (39.8)            (1.8)            (38.0)          2,111
------------------------------------------------------------------------------------------------------------
 Income before extraordinary item                   142.0             96.6              45.4              47
 Extraordinary item - loss on early
    retirement of debt                                                (7.1)              7.1             100
------------------------------------------------------------------------------------------------------------
    Net income                                   $  142.0         $   89.5          $   52.5              59
------------------------------------------------------------------------------------------------------------

 Per diluted share:
    Income before extraordinary item             $   3.79         $   2.57          $   1.22              47
    Net income                                   $   3.79         $   2.38          $   1.41              59
------------------------------------------------------------------------------------------------------------


Business Segment Sales and Income For 1998

Investment Castings

On December 2, 1997, the Company purchased an additional 13 percent of Howmet common stock for $183.8 million, increasing the Company's ownership percentage to 62 percent. Howmet's results have been consolidated in 1998, while 1997 includes consolidated Howmet results for one month at 62 percent and Howmet equity income at 49 percent for eleven months.

Following is a reconciliation of Howmet's contribution to the Company's income for the twelve months ended December 31:

(in millions)                                                                         1998              1997
-------------------------------------------------------------------------------------------------------------
Howmet income before extraordinary item                                               $110.4            $72.0
Less preferred paid-in-kind dividend                                                    (5.6)            (5.1)
-------------------------------------------------------------------------------------------------------------
Income before extraordinary item available to common shareholders                      104.8             66.9
-------------------------------------------------------------------------------------------------------------
Company's interest in Howmet income before extraordinary item                           65.0             33.4
Add preferred paid-in-kind dividend                                                      5.6              5.1
-------------------------------------------------------------------------------------------------------------
Howmet's contribution to the Company's income
     before extraordinary item                                                          70.6             38.5
Less the Company's 7 percent tax on Howmet income                                       (5.0)            (2.7)
-------------------------------------------------------------------------------------------------------------
Howmet's total after-tax contribution to the Company's income before
 extraordinary item                                                                   $ 65.6            $35.8
-------------------------------------------------------------------------------------------------------------

Howmet contributed income, after minority interest and taxes, of $65.6 million, or $1.75 per share in 1998, an 83 percent increase compared to $35.8 million, or $.95 per share, for 1997. Cordant Technologies' 13 percent ownership increase in December 1997 contributed $12.1 million, or $.32 per share, to the increase.

The following information summarizes Howmet's results, including the minority share, before consolidation for the twelve months ended December 31:

                                                                               Better        Percent
(in millions)                                1998              1997            (Worse)       Change
-----------------------------------------------------------------------------------------------------
Net sales                                  $1,350.6          $1,258.2             $92.4          7
Cost of goods sold                          1,039.1             963.8              75.3          8
Gross profit                                  311.5             294.4              17.1          6
Operating income                              189.7             154.5              35.2         23
Income before extraordinary item              110.4              72.0              38.4         53
Net income                                 $  110.4          $   59.7             $50.7         85
-----------------------------------------------------------------------------------------------------

Howmet's sales for 1998 increased $145.8 million, or 12 percent on a comparable basis with 1997, adjusting for the sale in September 1997 of the lower margin refurbishment business. The sales increase is due to volume increases in the aerospace and industrial gas turbine (IGT) markets. Also affecting comparability is $9.7 million of additional revenue in 1997 from a pricing adjustment with a customer that was not repeated in 1998 and is not expected to recur in the future.

Howmet's increase in income resulted from the higher revenues and increased operating margins. Stock Appreciation Rights (SARs) expense also decreased $20.6 million from 1997. Also contributing to the income increase were reduced debt levels and lower interest rates that reduced interest expense by $18.3 million, or 59 percent.


Propulsion Systems

Propulsions Systems sales were flat compared to 1997. Higher Space Shuttle Reusable Solid Rocket Motor (RSRM), Missile Defense and Trident program sales were offset by lower sales in the Demilitarization and Japanese Technology Transfer programs.

Operating income for Propulsion Systems increased 27 percent from 1997. Operating margins increased from 10 percent in 1997 to 12.8 percent in 1998.
The higher income resulted primarily from significantly higher Commercial Launch Motor and RSRM margins.

Fastening Systems

     Huck's Fastening Systems sales and operating income for 1998 were higher than 1997 reflecting both the Jacobson Manufacturing acquisition during the year and continued strength in both commercial aircraft and industrial markets. In 1998 a $3 million pre-tax charge was taken to close and relocate the industrial fastener operations at Branford, Connecticut, to Huck's facility in Waco, Texas. The Branford closure will result in reduced fixed costs and allow utilization of available capacity in Waco. Excluding the $3 million relocation charge, operating income increased 69 percent over 1997. Operating margins for 1998 were
15.7 percent, excluding the relocation charge, compared to 12.6 percent in 1997. Operating margins continued to benefit from both ongoing cost control initiatives and increased revenues. Excluding Jacobson's results, and the Branford charge, sales and operating income increased 11 and 43 percent, respectively, over 1997. Sales were strong in both the aerospace and industrial markets, particularly in the large truck, trailer, and rail markets.

     Fastening Systems book-to-bill ratios, defined as period orders divided by period shipments, for the twelve months ended December 31, were as follows:

                                                1998                  1997
------------------------------------------------------------------------------
Aerospace                                       .84                   1.28
Industrial                                     1.00                   1.06
------------------------------------------------------------------------------
Total                                           .93                   1.17
------------------------------------------------------------------------------

     Book-to-bill ratios are used as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book-to-bill ratio used is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.


Selling, General and Administrative Expense

     Selling, general and administrative expense for 1998 increased 114 percent or $103.3 million compared to 1997. The increase was primarily attributable to the consolidation of Howmet, which impacted general and administrative expenses by $86 million compared to 1997. The increase is due to Howmet having 12 months of activity in Cordant's 1998 consolidated results compared to one month in 1997. Goodwill amortization increased $5.7 million due to the purchase of an additional 13 percent of Howmet in December 1997 and the purchase of Jacobson in June 1998. Fastening Systems general and administrative expenses increased $7.8 million over 1997 due primarily to the addition of Jacobson's general and administrative expenses.


Interest Expense

     Interest expense increased $24.3 million primarily from the consolidation of Howmet's results as well as increased borrowings associated with the additional purchase of 13 percent of Howmet common stock and the Jacobson acquisition.

Selected Financial Data For the twelve months ended December 31

                                               1998                                            1997(a)
                        --------------------------------------------------------------------------------------------------
(in millions)                 Cordant(c)       Howmet       Consolidated      Cordant(c)         Howmet       Consolidated
--------------------------------------------------------------------------------------------------------------------------

Net cash provided by
    operating activities        $145.8          $207.4           $ 353.2          $ 85.0         $ 25.6             $110.6
Capital expenditures             (31.7)          (83.0)           (114.7)          (21.2)         (15.1)             (36.3)
Dividends                        (14.6)                            (14.6)          (14.1)                            (14.1)
--------------------------------------------------------------------------------------------------------------------------
                                $ 99.5          $124.4           $ 223.9          $ 49.7         $ 10.5             $ 60.2
--------------------------------------------------------------------------------------------------------------------------


Total debt(b)                   $313.6          $ 91.0           $ 404.6          $125.9         $208.4             $334.3
Less cash & cash
        Equivalents                7.7            37.6              45.3              .2           45.4               45.6
--------------------------------------------------------------------------------------------------------------------------
                                $305.9          $ 53.4           $ 359.3          $125.7         $163.0             $288.7
--------------------------------------------------------------------------------------------------------------------------

 (a)  Howmet results were consolidated starting in December 1997.
 (b)  Excludes Pechiney note payable (See Note 7 of the Company's Consolidated Financial Statements).
 (c)  Cordant exclusive of Howmet.


YEAR 2000 REMEDIATION

     In prior years, the Company discussed the nature and progress of its plans to become Year 2000 compliant. In late 1999, the Company completed its remediation and systems testing. As a result of these planning and implementation efforts, the Company experienced no significant disruptions in material information technology and non-information technology systems. These systems successfully responded to the Year 2000 date change. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties.

Euro Conversion

     The Company has not experienced any impact from the Euro conversion on its business operations. The Company implemented a strategy during 1999, which would allow it to operate in a Euro environment during the transition period, January 1, 1999 through December 31, 2001, and after full Euro conversion, effective July 1, 2002. The Company does not anticipate any material impact from the Euro conversion on its computer software plans. Computer software changes necessary to comply with the Year 2000 issue are generally compliant with the Euro conversion issue. Enterprise Resource Planning ("ERP") software implemented at Huck as a part of Year 2000 readiness will be Euro compliant. No additional costs related to Euro compliance are expected for the ERP software. Some expense is anticipated for minor system modifications, but is not expected to be significant. The Company's payroll system has not yet been examined and will require modifications to be Euro compliant. The cost of payroll systems modifications is also undetermined, but not expected to be significant. There is no Euro conversion impact related to the Propulsion Systems business segment. The Company expects no significant impact to its contracting policies or competitive position related to its three business segments as a result of the Euro. The Company does not expect any significant changes to its foreign exchange hedging program and does not expect any significant increases in its foreign exchange exposure.

LIQUIDITY AND CAPITAL RESOURCES

     Separate cash flow information for Howmet has been included below for the respective periods being reported.

     Cash flow provided by operations in 1999 was $366 million compared to $353.2 million in 1998. In 1999, the Company received a one-time customer advance on accounts receivable of $40 million at Howmet. This advance will be applied against accounts receivable beginning in June 2001.

     Acquisition activity included $385 million in cash paid for the remaining
22.65 million shares of Howmet common stock owned by Carlyle Blade Acquisition Partners, L.P. This acquisition included a new Carlyle Standstill Agreement and extended an existing covenant not to compete. Acquisition activity also included $83.8 million in cash paid for the Continental/Midland purchase. Capital spending on property, plant and equipment used $152 million of cash in the current year compared to $114.7 million in the prior year. Howmet used $112.9 million for capital expenditures in the current year compared to $83 million in the prior year. Howmet's capital expenditures includes significant capacity expansions to serve the core business as well as additional expenditures to support new products and process enhancement activities. Capital expenditures for 2000 are anticipated to be in the $120 million range, with Howmet spending approximately $90 million of the consolidated total.

     Financing activities for the year provided $248.5 million of cash compared to $32.2 million in the prior year. In February, the Company borrowed $385 million to finance the Howmet common stock purchase, and in October, the Company borrowed $100 million to finance the Continental/Midland acquisition. The Company used this borrowing to pay $83.8 million in cash to Continental/Midland's shareholders, $13.2 million to retire third party debt at Continental/Midland and $3 million for general corporate purposes. During the year the Company repaid a total of $300 million in long-term debt, $128 million being repaid by Howmet. Borrowings for the year totaled $550 million.

     During the year, the Company did not repurchase any shares of the Company's common stock. In 1998 the Company repurchased 357,400 shares of the Company's common stock for $14.4 million.

     Cordant does not have access to Howmet cash balances except through Howmet declaring a cash dividend to its shareholders, which availability may be restricted under the terms of its revolving credit facility. Howmet does not currently intend to pay dividends. The initial public offering of Howmet stock in December 1997, which partially redistributed ownership of Howmet from Carlyle to the public, did not generate any cash to Howmet or to the Company.

The Company's liquidity ratio's were as follows:

                                                         1999                1998
-----------------------------------------------------------------------------------
Working Capital (in millions)                             $63.6               $94.8
Current Ratio                                               1.1                 1.2
Debt-to-equity                                             83.9%               60.6%
Debt-to-total capital                                      47.6%               40.8%
------------------------------------------------------------------------------------

     All of the above ratios for 1998 exclude the Pechiney Notes and the Restricted Trust, (See Note 7 to the Company's Consolidated Financial Statements). The debt-to-total-capital ratio includes the $55 million receivable facility at Howmet (See Note 2 to the Company's Consolidated Financial Statements).

     On February 9, 2000 the Company terminated its senior bank credit facilities and replaced them with a new $1 billion senior bank credit facility. The new facility, will be used to refinance existing bank debt and for general corporate purposes. The terms of the bank facility include guarantees from existing and future material domestic subsidiaries for all obligations arising under the facility. The credit facility matures in February 2001 ($400 million) and February

2005 ($600 million). Approximately $475 million was drawn on the five-year facility on February 9, 2000, leaving $525 million available for future use. The Company has no other principal maturing in the next five years. The interest rate on the new facility was 6.6 percent on February 9, 2000 and is based on London Interbank Offered Rate (LIBOR) plus a borrowing spread. This new facility resulted in reclassifying $300 million of current portion of long-term debt to long-term debt at December 31, 1999. The new credit agreement and senior notes require the Company to meet certain interest coverage and leverage ratios and also contain covenants restricting, among other things, the Company's ability to incur funded debt, liens, sale and leaseback transactions, and the sale of assets.

     On January 6, 2000 the Company filed a Form S-3 with the Securities and Exchange Commission to sell from time to time up to $650 million in debt securities, warrant, common stock and preferred stock.

     On November 12, 1999, the Company announced it had made a proposal to the Board of Directors of Howmet to acquire all of the outstanding shares of Howmet not currently owned by the Company for a price of $17 per share in cash. On March 10, 2000, the Company informed the Committee that it was willing to increase its offer to $18.75 per share, or a total of approximately $288 million, but following further discussions no agreement was reached. Alcoa has advised the Company and Howmet that it intends to enter into discussions with the Howmet Independent Committee to pursue the acquisition of the outstanding publicly-held shares of Howmet stock.

     Estimated future cash flows from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, stock repurchase program and purchase Howmet's remaining outstanding common stock, on both a short and long-term basis.

Howmet Liquidity

A comparative cash flow statement for Howmet for the year ended December 31, follows:

(in millions)                                                                           1999        1998        1997
---------------------------------------------------------------------------------------------------------------------

OPERATING ACTIVITIES
--------------------
Net income                                                                            $ 136.7     $ 110.4     $  59.7
Adjustments to reconcile net income to net
cash provided by operating activities:
  Depreciation and amortization                                                          66.8        60.2        66.9
  Equity income                                                                                       (.4)       (1.5)
  Extraordinary item                                                                                             12.3
  Changes in assets and liabilities:
   Receivables                                                                           (2.5)       (3.5)        8.4
   Inventories                                                                           (4.6)        2.2       (17.9)
   Accounts payable and accrued liabilities                                             (12.6)       10.3        12.1
   Deferred income taxes                                                                (14.8)       (2.1)        (.3)
   Income taxes payable                                                                   3.4        17.8        16.9
   Long-term SARs accrual                                                                 6.3         5.5        31.4
   Advance on accounts receivable                                                        40.0
   Other - Net                                                                           14.2         7.0         4.6
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by operating activities                                         232.9       207.4       192.6

INVESTING ACTIVITIES
--------------------
Purchases of property, plant and equipment                                             (112.9)      (83.0)      (56.9)
Payments made for investments and other assets                                                       (3.0)       (1.8)
Proceeds from sale of refurbishment business, net                                                                44.9
---------------------------------------------------------------------------------------------------------------------
      Net cash used by investing activities                                            (112.9)      (86.0)      (13.8)

FINANCING ACTIVITIES
--------------------
Net change in short-term debt                                                            14.6        15.1
Issuance of long-term debt                                                               65.0        36.6       326.2
Repayment of long-term debt                                                            (128.0)     (182.0)     (467.6)
Redemption of preferred stock                                                           (66.4)
Premiums paid on early retirement of debt                                                                       (13.7)
---------------------------------------------------------------------------------------------------------------------
      Net cash used by financing activities                                            (114.8)     (130.3)     (155.1)

Foreign currency rate changes                                                            (3.4)        1.1        (1.7)
---------------------------------------------------------------------------------------------------------------------
Increase in cash and cash equivalents                                                     1.8        (7.8)       22.0
Cash and cash equivalents at beginning of period                                         37.6        45.4        23.4
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                            $  39.4     $  37.6     $  45.4
---------------------------------------------------------------------------------------------------------------------


Cash flow provided by operations in 1999 was $232.9 million compared to $207.4 million in 1998. In 1999, Howmet received a one-time customer advance on accounts receivable of $40 million. This advance will be applied against accounts receivable beginning in June 2001.

     Capital expenditures increased in 1999 primarily from capacity expansions needed to serve the core business, as well as additional expenditures to support new products and process enhancement activities. Capital expenditures for 2000 are expected to be approximately $90 million. Capital expenditures for 2000 will be lower than 1999 due to the completion of major capacity expansion projects.

     On February 17, 1999, Howmet paid $66.4 million to redeem all of its 9 percent preferred stock. The payment was made to Cordant, the sole preferred stockholder. Howmet borrowed under its existing revolving credit facility to make this payment, and Cordant used the proceeds to reduce debt under its revolving credit facilities.

     On February 9, 2000, Howmet terminated its $300 million revolving credit facility and replaced it with a $25 million revolving credit facility. On December 31, 1999, Howmet had no borrowings under the old revolving credit facility and had no borrowings under the new facility. The funds available under the new revolving credit facility are available through May 9, 2000. The interest rate on the new facility is based on LIBOR plus a borrowing spread. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments.

     Howmet expects future cash flows from operations, current financial resources and available credit facilities to be adequate to fund its anticipated working capital requirements and capital expenditures on both a short and long-term basis.


New Accounting Standards

     In June 1999, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not believe that SFAS No. 133 will have a significant effect on the earnings and financial position of the Company. The Company will adopt the SFAS No. 133 beginning on January 1, 2001.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second fiscal quarter of the fiscal year ending after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.

ALCOA MERGER AGREEMENT

     On March 14, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Alcoa Inc., a Pennsylvania corporation ("Alcoa"), and Omega Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alcoa (the "Purchaser"). Pursuant to the Merger Agreement, on March 20, 2000, the Purchaser commenced a tender offer (the "Offer") for all of the outstanding shares of the Company's Common Stock at a purchase price of $57.00 per share. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Offer, the Purchaser will be merged with and into the Company, and at the effective time of the merger (the "Effective Time") each share of Company Common Stock outstanding (other than Shares owned by Alcoa, the Purchaser, any of their respective subsidiaries, the Company or any of its subsidiaries, and shares held by stockholders, if any, who did not vote in favor of the Merger Agreement and who comply with all of the relevant provisions of Section 262 of the Delaware

General Corporation Law relating to dissenters' rights of appraisal) will be converted into the right to receive $57.00 in cash or any greater amount per share paid pursuant to the Offer.

     On November 12, 1999, the Company announced it had made a proposal to the Board of Directors of Howmet to acquire all of the outstanding shares of Howmet not currently owned by the Company for a price of $17 per share in cash. On March 10, 2000, the Company informed the Committee that it was willing to increase its offer to $18.75 per share, or a total of approximately $288 million, but following further discussions no agreement was reached. Alcoa has advised the Company and Howmet that it intends to enter into discussions with the Howmet Independent Committee to pursue the acquisition of the outstanding publicly-held shares of Howmet's stock.

     On March 13, 2000, the Company, a wholly owned subsidiary of the Company ("Holding") and Howmet amended (the "Corporate Agreement Amendment") the Corporate Agreement entered into by such parties in connection with the initial public offering of Howmet Shares in December 1997. Under the Corporate Agreement Amendment, the Company and Holding agreed that neither they nor any of their affiliates will acquire outstanding Howmet Shares not held by any of them (the "Publicly Held Howmet Shares") if, after such acquisition, the number of Publicly Held Howmet Shares would be less than 14% of the total number of outstanding Howmet Shares, other than: (1) with the consent of a majority (but not less than two) of the non- employee directors of Howmet who are not directors or employees of the Company, Holding or their affiliates; or (2) the purchase of at least a majority of the outstanding Publicly Held Howmet Shares pursuant to a tender offer to acquire all of the Publicly Held Howmet Shares, which tender offer (A) is conditioned upon there being tendered and not withdrawn prior to the expiration of the offer not less than a majority of the outstanding Publicly Held Howmet Shares (the "Howmet Minimum Tender"), and (B) provides a commitment for a prompt merger or business combination following the purchase of Howmet Shares in the tender offer as contemplated by clause (3) below; or (3) pursuant to a merger or other business combination, within one year following the completion of a tender offer described in clause (2) above that satisfied the Howmet Minimum Tender, in which each Publicly Held Howmet Share outstanding immediately prior to the effective time of such merger or business combination is converted into the right to receive the same consideration paid or issued in the tender offer; or (4) pursuant to a merger or other business combination in which holders of all outstanding Publicly Held Howmet Shares are treated the same which is approved by the holders of a majority of the outstanding Publicly Held Howmet Shares. Alcoa and Howmet entered into a letter agreement on March 13, 2000, pursuant to which Alcoa agreed with Howmet to be bound by the same limitations on purchasing Publicly Held Howmet Shares as bind the Company under the Corporate Agreement Amendment.


FORWARD-LOOKING STATEMENTS

     This Form 10-K includes or incorporates by reference forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements, which are based on assumptions and describe our future plans, strategies and expectations, are generally identifiable by the use of the words "anticipate," "believe," "estimate," "expect," "intend," "project," or similar expressions. These forward-looking statements are subject to risks, uncertainties, and assumptions about us. Important factors that could cause actual results to differ materially from the forward-looking statements we make are set forth under the caption "Risk Factors" and elsewhere in filings and the documents incorporated by reference. If one or more of these risks or uncertainties materialize, or if any underlying assumptions prove incorrect, our actual results, performance or achievements may vary materially from any future results, performance or achievements expressed or implied by these forward-looking statements. All forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by the cautionary statements in this paragraph. We undertake no obligation to publicly update or revise any forward-looking statements to reflect future events or developments.

RISK FACTORS

     The Company sets forth in Item 7 Management's Discussion and Analysis of Financial Condition and Results of Operations of Form 10-K incorporated by reference herein "Cautionary Statements" with respect to certain statements herein that the Company believes are "forward looking statements" under the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995. Many of the factors described therein are discussed in both current and prior Company Securities and Exchange Commission filings and to the extent not otherwise discussed in forward-looking statements should be considered in assessing the various risks associated with the Company's conduct of its business and financial condition. Certain other risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to: changing economic and political conditions in the United States and in other countries, changes in governmental spending and budgetary policies, governmental laws and regulations surrounding various matters such as environmental remediation, contract pricing, international trading restrictions, outcome of union negotiations, changes in competitive conditions, customer product acceptance, and continued access to capital markets. All forecasts and projections in this report are "forward-looking statements," and are based on management's current expectations of the Company's results, based on current information available pertaining to the Company and its products including the aforementioned risk factors. Actual future results and trends may differ materially from projections made herein as a result of the factors set forth above and other factors. The Company undertakes no obligation to publicly update or revise any forward-looking statements to reflect future events or developments. Risks which may impact the accuracy of the Company's forward-looking statements include, but are not necessarily limited to:

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

     We cannot assure that we will successfully win new programs or retain current programs and the failure to do so could have a material adverse effect on us. Our ability to successfully compete for and win new programs or retain current programs may be affected by:

 .  the availability of program funding;
 .  competition by others with us for such programs on price, quality, technology, facilities, delivery, and product performance;
 .  changes in Congressional funding objectives;
 .  federal agency demand and program management, including program termination, consolidation or privatization; and
 .  the degree to which we successfully manage current programs.

The profitability of such programs with satisfactory return on investment on lower prices, costs and unit volumes in a shrinking and competitive government procurement environment may also adversely affect us.

The cyclicality of the commercial aerospace market may materially and adversely affect us

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

General economic activity and mature industrial markets may negatively affect our ability to sell our products and services

     The products and services sold by us for domestic and international, and industrial commercial markets, primarily through our Fastening Systems and Investment Castings segments, are subject to the risks of the level of general economic activity and industry capacity in mature industrial markets, product applications and technology associated primarily with aircraft, automotive, transportation, power generation, construction and other industrial applications. Our Fastening Systems segment is subject to the cyclical and economic nature of the automotive industry and the market power of large automotive original equipment manufacturers as to competition among vendors for pricing, delivery, inventory and unit volumes.

The Fastening Systems plastics operations acquired in the Jacobson Manufacturing acquisition are subject to major customer turnover and operate in a highly competitive and fragmented industry.

     Our business can also be affected by factors such as management's ability to:
 .  successfully react to changes in market conditions and demand;
 .  expand new and existing product lines;
 .  Compete successfully with the consolidation of suppliers by major
   Fastener Systems customers; and
 . improve margins and returns on investment by successfully implementing asset management, pricing and cost reduction strategies.

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

     Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum subsidiary (formerly called Cercast). In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. Howmet has notified customers and the appropriate government agencies and has substantially completed correction of these issues . In addition, Howmet Aluminum has been, and expects to continue for some time to be, late in delivery of products to certain customers, resulting in lower sales.

     The Defense Criminal Investigative Service (the "DCIS") in conjunction with agents from the Department of Defense and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal and Bethlehem facilities. The DCIS has informed Howmet that the investigation concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. Howmet management is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

     All customer claims relating to the foregoing matters either have been resolved or, in the Company's judgment, will be resolved within existing reserves.

     The Company believes that additional costs for such matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

     On August 6, 1999, Howmet and Howmet Aluminum entered into an Administrative Agreement with the U.S. Air Force terminating Notices of proposed Debarment issued on Mary 3, 1999 relating to certain of the foregoing matters. The Administrative Agreement permitted the affected facilities to resume accepting new U.S. government contracts and subcontracts.

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

     Our Propulsion segment relies upon a number of raw materials specifically qualified to customer requirements such as, but not limited to, ammonium perchlorate, aluminum powder, polymers, and insulating materials that are produced by a limited number of suppliers and in many cases by sole source or single source suppliers. Shortages of these materials could adversely impact the Company.

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

We do not hedge the risk of net asset value fluctuations of our foreign investments valued in local currencies and therefore may be exposed to adverse foreign currency rate changes

     We do not hedge against net asset values for our foreign investments attributed to our foreign subsidiaries valued in local currencies. To the extent our foreign revenue base grows and net asset base expands as the result of our increased foreign business activity, our exposure to adverse foreign currency rate movement increases. Our foreign currency risk exposure is also subject to the stability of the foreign currency of each country where we maintain foreign operations or do business.

Environmental issues could have a material adverse effect on us

     We are subject to comprehensive and changing federal, state, local and foreign laws, regulations and ordinances that:

 . govern activities or operations that may have adverse environmental effects such as discharges to air and water, as well as handling and disposal practices for hazardous materials and wastes, and

 . impose liability for the costs of cleaning up, and certain damages resulting from, sites of past spills, disposals or other releases of hazardous substances and materials, including liability under the Comprehensive Environmental Response, Compensation and Liability Act of 1980, and similar state statutes for the investigation and remediation of environmental contamination at properties owned and/or operated by us and at off-site locations where we have arranged for the disposal of hazardous substances.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company's long and short-term debt portfolio consists of both variable and fixed-rate instruments. As of December 31, 1999 the Company did not utilize interest rate derivative contracts. At December 31, 1999 and 1998, approximately $533 and $289 million, respectively, (including $55 million from Howmet's receivables securitization facility) of the Company's debt is tied to LIBOR. If the interest rate on this variable-rate debt were to change by 1 percent, net income would have hypothetically increased or decreased by $3.2 and $1.2 million in 1999 and 1998, respectively. If the interest rate on the Company's fixed-rate debt of $152 and $171 million in 1999 and 1998, respectively, were to change 1 percent, net income would have hypothetically increased or decreased by $.9 and 1 million in 1999 and 1998, respectively.
This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or the Company's response to such hypothetical conditions, nor does it take into effect changes from the December 31, 1999, and 1998 debt amounts.

     The Company enters into forward exchange contracts to manage certain foreign currency exposures. These forward exchange contracts are hedges for risk management and are not used for trading or speculative purposes. Such hedges comply with Company policies approved by the Board of Directors. To mitigate the effects of changes in currency exchange rates on that portion of the foreign operations business conducted in foreign currencies, the Company regularly hedges by entering into foreign exchange forward contracts to cover near-term exposures.

     At December 31, 1999, for hedging purposes, the Company had the following forward exchange contracts outstanding:

                                                Contract &                     U.S.            Local
(in millions)                                    Currency                     Dollar         Currency        Unrealized
Local Currency                                     Type                     Equivalent      Equivalent      Gain (Loss)
-------------------------------------------------------------------------------------------------------------------------
United Kingdom sterling           Buy United States dollar                      $18.0           11.0             $ .1
United Kingdom sterling           Sell EURO                                       3.8            2.3               .1
French Franc                      Sell United States dollar                      12.3           79.0              (.1)
French Franc                      Buy British Sterling                            8.8           54.2               .3
Japanese Yen                      Buy United States dollar                        7.2          743.8              (.2)
Japanese Yen                      Buy British Sterling                            5.9          599.6              (.2)
United States dollar              Buy Canadian dollar                             9.7            9.7               .2
Canadian dollar                   Buy United States dollar                        3.0            4.3              (.1)
Miscellaneous                                                                     1.8
-------------------------------------------------------------------------------------------------------------------------
                                                                                $70.5                            $ .1
-------------------------------------------------------------------------------------------------------------------------

All of the currencies listed above have foreign exchange contracts with maturity dates ranging from January 2000 through December 2000.

At December 31, 1998, for hedging purposes, the Company had the following forward exchange contracts outstanding:

                                                Contract &                     U.S.            Local
(in millions)                                    Currency                     Dollar         Currency       Unrealized
Local Currency                                     Type                     Equivalent      Equivalent         Gain
-------------------------------------------------------------------------------------------------------------------------
United Kingdom sterling           Buy United States dollar                      $ 8.2            4.9
United States dollars             Buy Canadian dollar                            25.2           25.2              $.1
Canadian dollars                  Buy United States dollar                        2.9            4.6
Japanese yen                      Buy United States dollar                        2.5          284.1
French francs                     Buy United Kingdom sterling                    11.9           66.3
French francs                     Sell United States dollar                      12.2           69.3               .1
Miscellaneous                                                                     1.4
-------------------------------------------------------------------------------------------------------------------------
                                                                                $64.3                             $.2
-------------------------------------------------------------------------------------------------------------------------

All of the currencies listed above had foreign exchange contracts with maturity dates ranging from January 1999 through December 1999.

     The fair value of these foreign exchange contracts, which is the unrealized gain, was estimated based on December 31, 1999, and December 31, 1998 foreign exchange rates obtained from dealers. If the U.S. dollar were to strengthen or weaken against these currencies by 10 percent, the hypothetical value of the contracts would increase or decrease by approximately $.6 and $.4 million in 1999 and 1998, respectively. However, these forward exchange contracts are hedges, consequently any market value gains or losses arising from these foreign exchange contracts are offset by foreign exchange losses or gains on the underlying commitments. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on income statement translation, sales volume and prices, and on local currency costs of production.

     The Company's international operation's net assets totaled $162.4 and $202.1 million at December 31, 1999 and December 31, 1998, respectively. The effect of any change in foreign exchange rates on the translation of such net assets is reflected in the translation adjustment recorded in comprehensive income. The Company does not hedge its foreign currency net asset exposures. The Company also has some commodity price risk but does not currently hedge commodity-related transactions. For additional information on policies and discussion of the

Company's foreign exchange and financial instruments, see Notes 1 and 19 of the notes to the Company's consolidated financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT'S REPORT ON FINANCIAL STATEMENTS

Management has prepared, and is responsible for, the consolidated financial statements and all related financial information contained in this report. The consolidated financial statements, which include amounts based on estimates and judgments, were prepared in accordance with generally accepted accounting principles appropriate in the circumstances and applied on a consistent basis. Other financial information is consistent with that in the consolidated financial statements.

Management maintains accounting systems and related internal controls which it believes provide reasonable assurance, at appropriate cost, that transactions are properly executed and recorded, that assets are safeguarded, and that accountability for assets is maintained. An environment that provides an appropriate level of control is maintained and monitored and includes examinations by an internal audit staff.

Management recognizes its responsibilities for conducting the Company's affairs in an ethical and socially responsible manner. The Company has written standards of business conduct, including its business code of ethics, which emphasize the importance of personal and corporate conduct that demand compliance with federal and state laws governing the Company. The importance of ethical behavior is regularly communicated to all employees through ongoing education and review programs designed to create a strong compliance environment. In addition, each member of management is evaluated on his/her knowledge of and compliance with the Company's code of ethics and standards of business conduct.

The Audit Committee of the Board of Directors is composed of five outside directors and meets Securities and Exchange Commission requirements for independence and financial experience. This Committee meets regularly and also meets separately with representatives of the independent auditors, Company officers and the internal auditors to review their activities.

The consolidated financial statements have been audited by Ernst & Young LLP, independent auditors, whose report follows.



Richard L. Corbin
Executive Vice President and
Chief Financial Officer

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Stockholders and Board of Directors
Cordant Technologies Inc.:

We have audited the accompanying consolidated balance sheets of Cordant Technologies Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Cordant Technologies Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



Salt Lake City, Utah
February 4, 2000,
except for the information regarding the Company's debt facility discussed in Note 8, as to which the date is February 9, 2000

CONSOLIDATED STATEMENTS OF INCOME

                                                                         Year Ended December 31
                                                             --------------------------------------------
(in millions, except per share data)                           1999              1998              1997
---------------------------------------------------------------------------------------------------------
Net sales                                                    $2,512.9          $2,426.9          $1,070.1

Operating expenses:
    Cost of sales                                             1,944.5           1,894.4             861.3
    Selling, general and administrative                         215.4             193.6              90.3
    Research and development                                     33.4              30.2              14.8
---------------------------------------------------------------------------------------------------------
         Total operating expenses                             2,193.3           2,118.2             966.4

Income from operations                                          319.6             308.7             103.7

Equity income of affiliates                                                                          35.3
Interest income                                                   7.4              12.8               7.0
Interest expense                                                (42.9)            (28.3)             (4.0)
Other, net                                                       (3.5)             (3.8)             (2.2)
---------------------------------------------------------------------------------------------------------
Income before income taxes, minority interest and
    extraordinary item                                          280.6             289.4             139.8
Income taxes                                                    (93.4)           (107.6)            (41.4)
---------------------------------------------------------------------------------------------------------
Income before minority interest and extraordinary item          187.2             181.8              98.4
Minority interest                                               (22.8)            (39.8)             (1.8)
---------------------------------------------------------------------------------------------------------
Income before extraordinary item                                164.4             142.0              96.6
Extraordinary item - loss on early retirement of debt                                                (7.1)
---------------------------------------------------------------------------------------------------------
Net income                                                   $  164.4          $  142.0          $   89.5
---------------------------------------------------------------------------------------------------------

Income per share before extraordinary item:
    Basic                                                    $   4.49          $   3.89          $   2.64
    Diluted                                                  $   4.39          $   3.79          $   2.57
Net income per share:
    Basic                                                    $   4.49          $   3.89          $   2.45
    Diluted                                                  $   4.39          $   3.79          $   2.38

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Year Ended December 31
                                                                --------------------------------
(in millions)                                                      1999      1998       1997
------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
--------------------
Net income                                                      $ 164.4    $ 142.0    $  89.5
Adjustments to reconcile net income to net cash
    provided by operating activities:
       Extraordinary item                                                                 7.1
       Minority interest                                           22.8       39.8        1.8
       Depreciation                                                80.1       71.9       33.8
       Amortization                                                38.5       30.1       12.5
       Equity income                                                                    (35.3)
       Deferred income taxes                                       (9.9)       1.4       (3.4)
       Changes in operating assets and liabilities:
          Receivables                                               9.1       28.1       25.2
          Inventories                                                .5       14.6       (1.5)
          Accounts payable and accrued expenses                   (15.5)        .3        5.1
          Income taxes                                             12.1       18.4      (12.1)
          Advance on accounts receivable                           40.0
          Other - net                                              23.9        6.6      (12.1)
------------------------------------------------------------------------------------------------
             Net cash provided by operating activities            366.0      353.2      110.6

INVESTING ACTIVITIES
--------------------
Acquisitions                                                     (468.8)    (277.0)    (156.6)
Purchases of property, plant and equipment                       (152.0)    (114.7)     (36.3)
Proceeds from disposal of assets                                    1.8        4.7        1.7
------------------------------------------------------------------------------------------------
             Net cash used for investing activities              (619.0)    (387.0)    (191.2)

FINANCING ACTIVITIES
--------------------
Net change in short-term debt                                       8.6       57.9        1.4
Issuance of long-term debt                                        550.0      336.4      336.2
Repayment of long-term debt                                      (300.0)    (337.9)    (213.5)
Premiums paid on early retirement of debt                                               (13.7)
Purchase of common stock for treasury                                        (14.4)      (7.9)
Stock option transactions                                           4.6        4.8        6.1
Dividends paid                                                    (14.7)     (14.6)     (14.1)
------------------------------------------------------------------------------------------------
             Net cash provided by financing activities            248.5       32.2       94.5

Foreign currency rate changes                                      (3.7)       1.3       (1.0)
------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                   (8.2)       (.3)      12.9
Cash and cash equivalents at beginning of year                     45.3       45.6       32.7
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                        $  37.1    $  45.3    $  45.6
================================================================================================

                See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS


                                                                                                        December 31
                                                                                           -----------------------------------
(in millions)                                                                                      1999                 1998
------------------------------------------------------------------------------------------------------------------------------

ASSETS
------
Current Assets
   Cash and cash equivalents                                                                     $   37.1             $   45.3
   Receivables                                                                                      238.0                240.0
   Inventories                                                                                      261.7                252.3
   Deferred income taxes and prepaid expenses                                                        67.2                 60.8
   Restricted Trust (a)                                                                                                  716.4
------------------------------------------------------------------------------------------------------------------------------
                 Total Current Assets                                                               604.0              1,314.8

Property, Plant and Equipment
   Land                                                                                              36.8                 36.9
   Buildings and improvements                                                                       365.0                311.2
   Machinery and equipment                                                                          857.9                768.6
------------------------------------------------------------------------------------------------------------------------------
                 Total Property, Plant and Equipment                                              1,259.7              1,116.7
                 Less allowances for depreciation                                                  (504.7)              (444.4)
------------------------------------------------------------------------------------------------------------------------------
   Net Property, Plant and Equipment                                                                755.0                672.3

Other Assets
   Costs in excess of net assets of businesses acquired, net                                        903.8                561.7
   Patents and other intangible assets, net                                                         104.7                128.3
   Other noncurrent assets                                                                          114.5                132.8
------------------------------------------------------------------------------------------------------------------------------
                 Total Other Assets                                                               1,123.0                822.8
------------------------------------------------------------------------------------------------------------------------------
                 Total Assets                                                                    $2,482.0             $2,809.9
------------------------------------------------------------------------------------------------------------------------------

(a) The Restricted Trust held a note receivable from Pechiney, S.A. and related letters of credit that secured Pechiney, S.A.'s agreement to repay the Pechiney Notes. Pechiney S.A. (Howmet's previous owner) paid the notes on January 4, 1999, and the Restricted Trust was terminated (See Note 7).

See notes to consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

                                                                                   December 31
                                                                         ---------------------------------
(in millions)                                                                  1999                 1998
----------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
Current Liabilities
     Short-term debt                                                           $   83.6           $   80.1
     Accounts payable                                                             137.6              139.8
     Accrued compensation                                                         102.3               81.6
     Other accrued expenses                                                       216.9              202.1
     Pechiney Notes (a)                                                                              716.4
----------------------------------------------------------------------------------------------------------
         Total Current Liabilities                                                540.4            1,220.0

Noncurrent Liabilities
     Accrued retiree benefits                                                     174.1              169.0
     Deferred income taxes                                                         61.5               52.3
     Accrued interest and other noncurrent liabilities                            211.6              234.2
     Long-term debt                                                               601.3              324.5
----------------------------------------------------------------------------------------------------------
         Total Noncurrent Liabilities                                           1,048.5              780.0

Commitments and contingent liabilities
Minority interest                                                                  77.0              142.0
Stockholders' Equity
     Common stock (par value $1.00 per share)
         Authorized - 200 shares
         Issued - 41.1 shares at December 31, 1999 and 1998
         (includes treasury shares)                                                41.1               41.1
     Additional paid-in capital                                                    48.0               47.4
     Retained earnings                                                            808.5              658.8
     Accumulated other comprehensive income (loss)                                (10.0)              (3.9)
----------------------------------------------------------------------------------------------------------
                                                                                  887.6              743.4
     Less common stock in treasury, at cost (4.4 and 4.6 shares
         at December 31, 1999 and 1998, respectively)                             (71.5)             (75.5)
----------------------------------------------------------------------------------------------------------
         Total Stockholders' Equity                                               816.1              667.9
----------------------------------------------------------------------------------------------------------
         Total Liabilities and Stockholders' Equity                            $2,482.0           $2,809.9
----------------------------------------------------------------------------------------------------------

(a) The Restricted Trust held a note receivable from Pechiney, S.A. and related letters of credit that secured Pechiney, S.A.'s agreement to repay the Pechiney Notes. Pechiney S.A. (Howmet's previous owner) paid the Notes on January 4, 1999, and the Restricted Trust was terminated (See Note 7).

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                              Accumulated
                                                         Additional                              Other           Total
                                              Commonon     Paid-In      Retained  Treasury   Comprehensive   Stockholders'
(in millions)                                  Stock       Capital      Earnings   Stock        Income          Equity
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                       $20.5      $44.3        $476.6   $(61.0)                        $480.4
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income
Net income                                                                 89.5                                    89.5
    Other comprehensive income
        Cumulative translation adjustment                                                      $(3.5)              (3.5)
                                                                                                           --------------
            Total comprehensive income                                                                             86.0
                                                                                                           --------------
Dividends paid                                                            (14.1)                                  (14.1)
Treasury stock purchases                                                            (7.9)                          (7.9)
Stock options exercised and related
     income tax benefits                                      1.7                    4.4                            6.1
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                        20.5       46.0         552.0    (64.5)       (3.5)             550.5
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income
Net income                                                                142.0                                   142.0
     Other comprehensive income
        Minimum pension liability                                                               (3.1)              (3.1)
        Cumulative translation adjustment                                                        2.7                2.7
                                                                                                           --------------
            Total comprehensive income                                                                            141.6
                                                                                                           --------------
Dividends paid                                                            (14.6)                                  (14.6)
Stock split                                         20.6                  (20.6)
Treasury stock purchases                                                           (14.4)                         (14.4)
Stock options exercised and related
     income tax benefits                                      1.4                    3.4                            4.8
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                          41.1     47.4         658.8    (75.5)       (3.9)             667.9
-------------------------------------------------------------------------------------------------------------------------
Comprehensive income
Net income                                                                164.4                                   164.4
     Other comprehensive income
        Minimum pension liability                                                                3.4                3.4
        Unrealized gains on securities                                                           1.2                1.2
        Cumulative translation adjustment                                                      (10.7)             (10.7)
                                                                                                           --------------
           Total comprehensive income                                                                             158.3
                                                                                                           --------------
Dividends paid                                                            (14.7)                                  (14.7)
Stock options exercised and related
     income tax benefits                                       .6                    4.0                            4.6
-------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                         $41.1    $48.0        $808.5   $(71.5)     $(10.0)            $816.1
-------------------------------------------------------------------------------------------------------------------------

                See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1. SIGNIFICANT ACCOUNTING POLICIES

Name Change: On May 5, 1998, Thiokol Corporation changed its corporate name to Cordant Technologies Inc. (the Company or Cordant). Two of the Company's three business segments have retained their corporate names (Huck International, Inc., and Howmet International Inc.) and are operating as subsidiaries of the Company. The Propulsion Group, now called Thiokol Propulsion, operates as a division of the Company.

Fiscal Year Change: In 1998, the Company changed its financial reporting fiscal year end from June 30 to December 31, beginning with the quarterly report for the quarter ended September 30, 1998. All information in this report has been prepared to conform to a calendar year-end presentation. Reclassifications were made to the 1998 and 1997 financial statements to conform to the 1999 calendar year-end presentation.

Basis of Consolidation: The consolidated financial statements include the accounts of Cordant Technologies Inc. and its subsidiaries. The Company increased its ownership in Howmet from 49 percent to 62 percent on December 2, 1997 and to 84.6 percent on February 8, 1999. Accordingly, beginning with December 1997, Howmet's earnings, cash flows and balance sheet have been consolidated with the Company's. Minority interest in income and equity are also reported for the portion of Howmet the Company does not own. Prior to December 2, 1997, Howmet's results were accounted for under the equity method. All significant intercompany accounts and transactions have been eliminated from the consolidated financial statements.

Use of Estimates: The consolidated financial statements are prepared in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions. Estimates of contract costs and revenues, valuation accounts and reserves are utilized in the earnings recognition process that affect reported amounts in the financial statements and accompanying notes. Actual results may differ from those estimates.

Revenue Recognition: Revenue is recorded when goods are shipped and title passes to the customer or when services are performed in accordance with contract terms.

Revenue Recognition Under Long-Term Contracts:   Propulsion Systems sales
encompass products and services performed principally under contracts and subcontracts with various United States Government (government) agencies and aerospace prime contractors. Sales under cost-type contracts are recognized as costs are incurred and include a portion of total estimated earnings to be realized in the ratio that costs incurred relate to estimated total costs. Sales under fixed-price-type contracts are recognized when deliveries are made or upon completion of specified tasks. Cost or performance incentives are incorporated into certain contracts and are recognized when awards are earned, or when realization is reasonably assured and amounts can be estimated. The Company participates in teaming arrangements and records its share of sales and profits related to such ventures on the percentage of completion method. Adjustments in estimates, which can affect both revenues and earnings, are made in the period in which the information necessary to make the adjustment becomes available. Provisions for estimated losses on contracts are recorded when identified.

Cash and Cash Equivalents: Cash and cash equivalents represent cash and short-term investments that are highly liquid maturing within three months.

Inventories:  Inventories are stated at the lower of cost or market.
Inventories for the Investment Castings segment are determined by both the first-in, first-out (FIFO) and last-in, first-out (LIFO) methods. Inventories for the Fastening Systems segment are determined by the FIFO method. Propulsion Systems segment inventories include estimated recoverable costs related to long-term fixed price contracts, including direct production costs and allocable indirect costs, less related progress payments received. In accordance with industry practice, such costs include amounts that are not expected to be realized within one year. The government may acquire title to, or a security interest in, certain inventories as a result of progress payments made on contracts and programs.

Property, Plant and Equipment: Property, plant and equipment is carried at cost and depreciated over the assets' estimated useful lives, using either the straight-line or accelerated methods. Building and improvements useful lives vary between 10 and 40 years and other assets lives vary between 3 and 20 years.

Intangibles: Costs in excess of the net assets acquired (goodwill), patents, and other intangible assets are being amortized on a straight-line basis over periods between 10 and 40 years. Accumulated amortization amounted to $135.4 and $96.7 million at December 31, 1999 and 1998, respectively.

Impairment of Long-Lived Assets: The Company records impairment losses on goodwill and on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than net book value. The Company also evaluates the amortization periods of assets, including goodwill and other intangible assets, to determine whether events or circumstances warrant revised estimates of useful lives.

Contingent Matters: The Company accrues costs for contingent matters when it is probable that a liability has been incurred and the amount can be reasonably determined. At the time a liability is recognized, a receivable is recorded for the estimated future recovery from third parties, insurance carriers, or from the government. Costs allocated to commercial business or not otherwise recoverable from third parties are expensed when the liability is recorded. Except for current amounts receivable and payable, contingent amounts are included in "other noncurrent assets" and in "accrued interest and other noncurrent liabilities".

Foreign Currency Translation: The Company's international business units generally conduct their business utilizing their local currency as the functional currency. Assets and liabilities of the Company's foreign subsidiaries are translated at year-end exchange rates. Revenues and expenses are translated into U.S. dollars at average rates of exchange prevailing during
the period.   Unrealized currency translation adjustments are deferred and included in the equity section of the balance sheets, whereas transaction gains and losses are recognized currently in the statements of income.

Derivative Financial Instruments:   Derivative financial instruments are
utilized by the Company to reduce foreign currency risks in accordance with Company policy approved by the Board of Directors. The Company does not hold or issue derivative financial instruments for trading purposes. The Company enters into foreign exchange contracts to minimize fluctuations in the value of payments due international vendors and the value of foreign currency denominated receipts. Forward foreign exchange contracts obligate the Company to exchange predetermined amounts of specified foreign currencies at specified exchange rates on specified dates or to make an equivalent U.S. dollar payment equal to the value of such exchange. The Company enters into economic hedges used to mitigate fluctuations of anticipated foreign currency commitments. The Company also enters into forward foreign exchange contracts directly related to a particular asset, liability or transaction for which a commitment or anticipated commitment is in place.

In accordance with hedge accounting, gains and losses for specifically identified assets, liabilities and firmly committed transactions are recognized in income and offset the foreign exchange gains and losses when the underlying transaction is settled. Unrealized changes in fair value of contracts no longer effective as hedges are recognized in income at such time and marked to market. For economic hedges, forward foreign exchange contract market gains or losses are reflected in the income statement.

Income Taxes: The provision for income taxes includes, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Deferred tax assets and liabilities are determined based on temporary differences between financial reporting and tax basis of assets and liabilities.

New Accounting Standards: In June 1999, the Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133." SFAS No. 137 delays the effective date of SFAS No. 133 to fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives will either be offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company does not believe that SFAS No. 133 will have a significant effect on the earnings and financial position of the Company. The Company will adopt SFAS No. 133 beginning on January 1, 2001.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements. The effective date of SAB 101 is the second fiscal quarter of the fiscal year ending after December 15, 1999. This SAB clarifies proper methods of revenue recognition given certain circumstances surrounding sales transactions. The Company continues to evaluate the impact of SAB 101, but believes it is in compliance with the provisions of the SAB and accordingly, does not expect SAB 101 to have a material effect on its financial statements.


NOTE 2. RECEIVABLES

The components of receivables are as follows:

                                                                             December 31
                                                                     --------------------------
(in millions)                                                            1999            1998
-----------------------------------------------------------------------------------------------
Trade receivables:
        Trade accounts receivable                                        $160.5          $159.0
        Retained receivables                                               35.6            32.0
        Allowance for doubtful accounts                                    (6.0)           (7.8)
-----------------------------------------------------------------------------------------------

       Total trade receivables                                            190.1           183.2
Receivables under U.S. Government contracts and subcontracts               47.9            56.8
                                                                         $238.0          $240.0
-----------------------------------------------------------------------------------------------

Trade accounts receivable primarily relates to sales to well established corporations, and historically, bad debt expense has been minor.

Receivables under U.S. Government contracts and subcontracts contain some unbilled costs and accrued profits that consist primarily of revenues recognized on contracts that have not been billed. Such amounts are billed based on contract terms and delivery schedules. According to government contracting industry standards, some receivables may not be billed within a year. Cost and incentive-type contracts and subcontracts are subject to government audit and review. It is anticipated that adjustments, if any, will not have a material effect on the Company's results of operations or financial condition.

Cost management award fees totaling $153 million at December 31, 1999, have been recognized on the Space Shuttle Reusable Solid Rocket Motor (RSRM) Buy 3 contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The current RSRM Buy 3 contract is expected to be completed in 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or be directly reimbursed. Circumstances which could erode cost management performance include, but are not limited to, failure of a Company supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. The defined pool of outstanding accounts receivable at December 31, 1999 and 1998, amounted to $90.6 and $87 million, respectively. Howmet has received $55 million from the sale of such eligible receivables to a master trust and has deducted this amount from accounts receivable in the December 31, 1999 and 1998 consolidated balance sheets.
Losses on the sale of receivables were $3.3 and $3.8 million for the years ended December 31, 1999 and 1998, respectively. These losses are included in the line captioned "Other, net" in the statements of income. At December 31, 1999 and 1998, the $35.6 and $32 million difference between the total eligible pool and the $55 million sold, represent retainage on the sale in the event the receivables are not fully collected. Howmet has retained the responsibility for servicing and collecting the accounts receivable sold or held in the master trust. Any incremental additional costs related to such servicing and collection efforts are not significant.

In 1999, the Company received a customer advance on future contracts of $40 million at Howmet. This advance will be applied against accounts receivable beginning in June 2001. The advance is included in "Other accrued expenses" on the balance sheet.


NOTE 3. INVENTORIES

Inventories are summarized as follows:

                                                                                             December 31
                                                                                    ---------------------------
(in millions)                                                                            1999             1998
---------------------------------------------------------------------------------------------------------------
Work-in-process                                                                        $104.0            $109.5
Raw materials and supplies                                                               88.0              78.8
Finished goods                                                                           65.4              61.1
Inventoried costs related to U.S. Government and other long-term contracts               31.0              28.8
Progress payments received on long-term contracts                                       (22.3)            (22.6)
LIFO valuation adjustment                                                                (4.4)             (3.3)
---------------------------------------------------------------------------------------------------------------
                                                                                       $261.7            $252.3
---------------------------------------------------------------------------------------------------------------

At December 31, 1999 and 1998, inventories include $122.2 and $111.8 million, respectively, that are valued using LIFO. The LIFO valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.

NOTE 4.  HOWMET INTERNATIONAL INC.  PURCHASE

On December 13, 1995, the Company and The Carlyle Group (Carlyle), a private merchant bank, formed a jointly owned company, Howmet International Inc., to acquire Howmet Corporation and the Cercast Group of companies, referred to collectively in the financial statements as Howmet. Carlyle owned 51 percent and Cordant owned 49 percent of the Howmet common stock. The Company's initial equity investment in Howmet consisted of $96 million in Howmet voting common stock, and $50 million in Howmet 9 percent paid-in-kind, non-voting, preferred stock. As part of this purchase, Howmet received indemnifications from the seller for liabilities over amounts reserved relating to environmental and certain other obligations existing at the purchase date. The Company accounted for its 49 percent minority voting common stock investment in Howmet using the equity method.

On December 2, 1997, the Company increased its ownership in Howmet to 62 percent by acquiring an additional 13 percent of Howmet common stock from Carlyle for approximately $183.8 million. Simultaneously with this transaction, Carlyle sold 15.35 million shares of Howmet common stock in an Initial Public Offering. After the transactions, the Company, Carlyle, and the public owned approximately 62, 22.65 and 15.35 percent, respectively, of Howmet common stock. The Company held a two-year option beginning in December 1999 to acquire all of Carlyle's shares at market price. The Company or its affiliates have agreed not to acquire publicly held Howmet common shares that would reduce public ownership below 14 percent, unless such purchase is a tender offer to acquire all outstanding public shares.

Beginning in December 1997, Howmet's financial statements have been consolidated with the Company's. Operating results for 1997 include eleven months of Howmet's earnings reported under the equity method and one month of Howmet earnings reported on a consolidated basis. Operating results for 1999 and 1998 include twelve months of Howmet's earnings on a consolidated basis.

On February 8, 1999, the Company acquired the remaining 22.65 million shares of Howmet International Inc. common stock owned by Carlyle Blade Acquisition Partners, L.P. (Carlyle) for $385 million. The acquisition included a new Carlyle Standstill Agreement and the extension of an existing covenant not to compete. With this purchase of the Carlyle shares, the Company's ownership of Howmet International Inc. common stock increased to approximately 84.6 million shares representing 84.6 percent of Howmet's outstanding voting common stock. The remaining 15.4 percent of Howmet common stock is publicly owned. The acquisition was financed with borrowings under an unsecured bank line of credit established in conjunction with the stock purchase. As a result of this acquisition, a one-time tax adjustment was recorded in the first quarter of 1999 reversing $7.1 million or $.19 per share of accumulated dividends previously accrued on the Company's share of Howmet income.

On November 12, 1999, the Company made a proposal to Howmet's board of directors to acquire all of the outstanding shares of Howmet not currently owned by the Company for a price of $17.00 per share in cash, or a total of approximately $261 million. The Company requested that Howmet's board of directors refer the proposal to Howmet's Committee of Independent Directors for its review and consideration. Howmet's committee of independent directors has selected its own financial and legal advisors. Discussions are ongoing between the Company and Howmet's independent directors.

Additional detailed financial information on Howmet is available in Howmet's Form 10-K for Howmet's fiscal year ended December 31, 1999.

The following pro forma information for the year ended December 1997 is not necessarily indicative of the results which would have resulted had the acquisition of additional shares in December 1997 occurred at the beginning of 1997 nor is it necessarily indicative of future results.

(In millions, except per share data)
-------------------------------------------------------------------------------------------------------------
Net sales                                                                                            $2,217.7
Income before
     Extraordinary item                                                                              $   89.4
Income per diluted share before
      Extraordinary item                                                                             $   2.37
Net income                                                                                           $   82.3
Net income per diluted share                                                                         $   2.18
-------------------------------------------------------------------------------------------------------------


NOTE 5. JACOBSON MANUFACTURING PURCHASE

On June 11, 1998, the Company completed the purchase of all the common stock of Jacobson Manufacturing Company Inc. (Jacobson) for $273.6 million and assumed $7.3 million in liabilities, and agreed to an election to treat the transaction as an asset purchase. Jacobson was merged into Huck International, Inc., and is operated as part of the Fastening Systems segment. Jacobson manufactures high-quality, custom-designed metal parts and fasteners and precision-engineered plastic products. The acquisition was financed with borrowings under an unsecured bank line of credit. The goodwill associated with the purchase is being amortized over 40 years using the straight-line method.


NOTE 6. CONTINENTAL/MIDLAND PURCHASE

On October 1, 1999, the Company acquired all of the outstanding stock of the Continental/Midland group of companies (Continental/Midland) for $106 million, including $22.2 million of assumed debt and other liabilities. Continental/Midland and its affiliates are now wholly owned subsidiaries of Huck International, Inc., and Continental/Midland's results of operations are included in the consolidated results of the Company in the Fastening Systems segment from the date of acquisition. Continental/Midland, based in Chicago, Illinois, produces fasteners and fastener systems primarily for the automotive industry. The acquisition was financed with borrowings under an unsecured bank line of credit. The goodwill associated with this purchase will be amortized over 40 years using the straight-line method. The Company expects to complete the final purchase price allocation of Continental/Midland during the first quarter of 2000. Continental/Midland's sales and operating income from October 1, 1999 through December 31, 1999 were approximately $21 and $2 million, respectively.


NOTE 7. RESTRICTED TRUST AND RELATED PECHINEY NOTES PAYABLE

In 1988, Pechiney Corporation, which was a wholly-owned subsidiary of Pechiney, S.A., issued indebtedness maturing in 1999 (Pechiney Notes) to third parties in connection with the purchase of American National Can Company. As a result of the acquisition of Howmet by the Company and Carlyle, Pechiney Corporation (now named Howmet Holdings Corporation or Holdings), became a wholly-owned subsidiary of Howmet. The Pechiney Notes remained at Holdings, but Pechiney, S.A., which retained American National Can Company, agreed with Howmet to be responsible for all payments due on or in connection with the Pechiney Notes. Accordingly, Pechiney, S.A. issued its own note to Holdings in an amount sufficient to satisfy all obligations under the Pechiney Notes. The Pechiney, S.A. note was deposited in a trust (Restricted Trust) for the benefit of Holdings. Interest income from the Restricted Trust for 1998 and 1997 was equal to interest expense, and is netted in the consolidated statements of income for these years.

Pechiney S.A. paid the Notes in full on January 4, 1999. No Howmet or Cordant funds were used in the payment of the Notes. As a result, the Restricted Trust has been terminated and like the

Pechiney Notes, subsequent to December 31, 1998, is no longer included on the Company's balance sheet.


NOTE 8. FINANCING ARRANGEMENTS

Long term debt is summarized as follows:

                                                                                        December 31
                                                                               ----------------------------
(in millions)                                                                       1999             1998
-----------------------------------------------------------------------------------------------------------

Cordant Technologies 6.625% senior notes, due March 1, 2008                         $150.0           $150.0
Cordant Technologies senior credit facilities                                        450.0            110.0
Howmet senior credit facility                                                                          60.0
Other                                                                                  1.7             13.1
-----------------------------------------------------------------------------------------------------------
                                                                                     601.7            333.1
      Less current portion                                                              .4              8.6
-----------------------------------------------------------------------------------------------------------
                                                                                    $601.3           $324.5
-----------------------------------------------------------------------------------------------------------

The above table excludes the Pechiney Notes in the 1998 data (See Note 7).

On February 9, 2000 the Company terminated its senior bank credit facilities and replaced them with a new $1 billion senior bank credit facility. The new facility, will be used to refinance existing bank debt and for general corporate purposes. The terms of the bank facility include guarantees from existing and future material domestic subsidiaries for all obligations arising under the facility. The credit facility matures in February 2001 ($400 million) and February 2005 ($600 million). Approximately $475 million was drawn on the five-year facility on February 9, 2000, leaving $525 million available for future use. The Company has no other principal maturing in the next five years. The interest rate on the new facility was 6.6 percent on February 9, 2000 and is based on the London Interbank Offered Rate (LIBOR) plus a borrowing spread. The new facility resulted in reclassifying $300 million of current portion of long-term debt to long-term debt at December 31, 1999. The new credit agreement and senior notes require the Company to meet certain interest coverage and leverage ratios and also contain covenants restricting, among other things, the Company's ability to incur funded debt, liens, sale and leaseback transactions, and the sale of assets. The Company, excluding Howmet, at December 31, 1999, had $13.8 million in Letters of Credit outstanding.

On February 9, 2000, Howmet terminated its $300 million revolving credit facility and replaced it with a $25 million revolving credit facility. On December 31, 1999, Howmet had no borrowings under the old revolving credit facility and had no borrowings under the new facility. The funds available under the new revolving credit facility are available through May 9, 2000. The interest rate on the new facility is based on LIBOR plus a borrowing spread. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments. At December 31, 1999, Howmet had $9.6 million in Letters of Credit outstanding.

Cordant does not have access to Howmet cash balances except through Howmet declaring a cash dividend to its shareholders, which availability may be restricted under the terms of its new revolving credit facility. Howmet does not currently intend to pay dividends.

Howmet also has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable (See Note 2).

On January 6, 2000 the Company filed a Form S-3 with the Securities and Exchange Commission (SEC) to sell from time to time up to $650 million in debt securities, warrants, common stock and preferred stock.

Short-term debt consisted of borrowings with various domestic and foreign banks. The weighted average interest rate on short-term debt outstanding was 4.86, 4.42, and 3.38 percent in 1999, 1998, and 1997, respectively. The Company paid interest of $37, $22, and $7.2 million in 1999, 1998, and 1997, respectively. The current portion of long-term debt is classified in "short-term debt" on the balance sheet.

NOTE 9. INCOME TAXES

The provision for taxes on income before extraordinary item follows:

(in millions)                           1999                1998                1997
-------------------------------------------------------------------------------------
Current Taxes:
  Federal                              $ 79.5              $ 85.7               $37.2
  Foreign                                14.2                 7.9                 1.5
  State                                   9.6                12.6                 6.1
-------------------------------------------------------------------------------------
                                        103.3               106.2                44.8
Deferred Taxes:
  Federal                                (7.6)                (.5)               (1.9)
  Foreign                                (2.2)                2.7                 (.9)
  State                                   (.1)                (.8)                (.6)
-------------------------------------------------------------------------------------
                                         (9.9)                1.4                (3.4)
-------------------------------------------------------------------------------------
                                       $ 93.4              $107.6               $41.4
-------------------------------------------------------------------------------------

A reconciliation of the United States statutory rate to the effective income tax rate follows:

                                                        1999                1998                1997
----------------------------------------------------------------------------------------------------

Statutory rate                                          35.0%               35.0%               35.0%
  Effect of:
     State taxes, net of federal benefit                 2.2                 2.3                 2.7
     R&D and other credits                              (2.2)               (1.9)
     Tax refund                                          (.2)               (1.1)
     Goodwill amortization                               2.3                 1.3                 1.1
     European restructuring                                                  (.8)               (1.7)
     Dividend received deduction                                                                (7.1)
     Foreign Sales Corporation                          (1.2)                (.5)
     Unconsolidated subsidiary for tax purposes         (2.5)                1.7
     Other                                               (.1)                1.2                 (.4)
----------------------------------------------------------------------------------------------------
Effective rate                                          33.3%               37.2%               29.6%
----------------------------------------------------------------------------------------------------

Domestic and foreign components of pre-tax income before minority interest and extraordinary item are as follows:

(in millions)                           1999               1998               1997
------------------------------------------------------------------------------------
United States                           $221.7             $249.4             $135.1
Foreign                                   58.9               40.0                4.7
------------------------------------------------------------------------------------
                                        $280.6             $289.4             $139.8
------------------------------------------------------------------------------------

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Deferred income taxes are not provided on undistributed earnings of international subsidiaries since the earnings are considered to be indefinitely reinvested. At December 31, 1999, these undistributed earnings were approximately $25 million. Upon distribution of such earnings in the form of dividends or otherwise, the Company would be subject to both U.S. income taxes and withholding taxes payable to the various foreign countries. After taking into account available foreign tax credits, the amount of such taxes is immaterial.

The components of deferred tax balances are as follows:

                                                                               December 31
                                                                       --------------------------
(in millions)                                                             1999               1998
-------------------------------------------------------------------------------------------------
Provision for estimated expenses                                       $  73.6            $  73.7
Tax credits                                                                6.2                4.0
State and foreign net operating losses                                     7.3               16.4
Accrued retiree benefits other than pensions                              76.9               79.2
Vacation and deferred compensation accruals                               41.7               38.9
Pension liabilities                                                       15.1               21.0
Other                                                                      1.9                5.8
-------------------------------------------------------------------------------------------------
     Gross deferred tax assets                                           222.7              239.0
Valuation allowance                                                      (10.5)             (12.4)
-------------------------------------------------------------------------------------------------
       Total deferred tax assets                                         212.2              226.6

LIFO inventory                                                           (26.9)             (25.6)
Recognition of income on contracts reported on different
       methods for tax purposes than for financial reporting             (59.8)             (56.3)
Property, plant & equipment                                              (98.3)             (95.6)
Pension benefits                                                         (17.5)             (19.2)
Patents and technology                                                   (15.4)             (19.3)
Unconsolidated subsidiary for tax purposes                                                   (7.1)
Other                                                                     (4.6)              (8.0)
-------------------------------------------------------------------------------------------------
     Total deferred tax liabilities                                     (222.5)            (231.1)
-------------------------------------------------------------------------------------------------
     Net deferred tax liabilities                                      $ (10.3)           $  (4.5)
-------------------------------------------------------------------------------------------------

Balance sheet classification:
Current assets                                                         $  51.2            $  47.8
Noncurrent liabilities                                                   (61.5)             (52.3)
-------------------------------------------------------------------------------------------------
     Net deferred tax liabilities                                      $ (10.3)           $  (4.5)
-------------------------------------------------------------------------------------------------


The change in deferred tax liabilities for the current year includes a $7.1 million decrease from reversing accrued taxes on accumulated dividends. The accrual was no longer required after the increase in Howmet ownership in February of 1999.

At December 31, 1998, Howmet had foreign tax benefits of $2.5 million, which were realized as 1999 cash receipts with no effect on income tax expense. At December 31, 1998, Howmet had $30 million of state net operating loss carryforwards. In 1999, $11.9 million of the state net operating loss carryforwards expired. At December 31, 1999 and 1998, the Company and Howmet combined had approximately $9 million and $27 million, respectively, of foreign net operating loss carryforwards, which can only be used to offset foreign taxable income. The majority of these carryforwards have no expiration date.
In 1999, Howmet utilized $18.1 million of state net operating loss carryforwards and $6.5 million of foreign net operating loss carryforwards, resulting in a $5.1 million reduction in Howmet goodwill. Utilization by Howmet of its remaining $4.7 million foreign net operating loss carryforwards will result in an adjustment to goodwill.

The valuation allowance at December 31, 1999 and 1998 relates to the deferred tax assets (net of liabilities) associated with state and foreign net operating loss carryforwards and certain foreign tax credits. In 1999, the Howmet valuation allowance was reduced as a result of the aforementioned utilization and expiration of net operating loss carryforwards. No other valuation allowances are provided because management believes future operations will generate sufficient taxable income to realize all other deferred tax assets.

Total tax payments were $80.5, $89.1, and $54.9 million during 1999, 1998, and 1997, respectively.

During 1998, prior year adjustments, including the completion of an audit of a partnership in which the Company participates, resulted in tax refunds of $3.2 million, which were applied to reduce 1998 income tax expense. In addition, $4.8 million of interest income related to these adjustments was recognized.

In February 1999, the Company's ownership of Howmet International Inc. common stock increased to 84.6 percent of Howmet's outstanding shares. As a result of the increase in ownership, the Company and Howmet will file consolidated federal income tax returns beginning in 1999. The consolidated tax liability of the affiliated group, determined without taking credits into account, will be allocated based on each company's contribution to consolidated federal taxable income. All tax credits will be allocated on a pro rata basis equal to each company's contribution to the consolidated tax credit determined to be available each year.

During 1998, the Internal Revenue Service (IRS) completed its audit of the Howmet federal income tax return for the year ended December 31, 1995, with no material findings. The IRS has completed its audit of the Company's federal income tax returns through the fiscal year ended June 30, 1995. The Company's tax returns for the fiscal years ended June 30, 1996 and 1997 are presently under audit. No material issues have been raised.


NOTE 10. STOCK SPLIT AND CHANGES IN COMMON STOCK SHARES

On January 22, 1998, the Company's Board of Directors declared a two-for-one stock split in the form of a stock dividend payable March 13, 1998, for each stockholder of record on February 27, 1998. A regular quarterly dividend of $.10 per common share, reflecting the split, was also declared payable March 13, 1998, for each stockholder of record on February 27, 1998. The stock split affected stockholders' equity in 1998 due to reclassifying the par value amount of the common shares issued from retained earnings to common stock. In addition, all references in the financial statements to number of shares, per share amounts, stock option data, and market prices of the Company's common stock were restated in 1998. The following table summarizes common stock activity:

                                                                                                      Common          Treasury
(in millions of shares)                                                                                Stock            Stock
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1996                                                                               20.5             (2.3)
------------------------------------------------------------------------------------------------------------------------------
Stock option exercise and related tax benefits                                                                              .2
Purchase of common stock for treasury                                                                                      (.1)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1997                                                                               20.5             (2.2)
------------------------------------------------------------------------------------------------------------------------------
Stock option exercise and related tax benefits                                                                              .2
Stock split (dividend)                                                                                   20.6             (2.2)
Purchase of common stock for treasury                                                                                      (.4)
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1998                                                                               41.1             (4.6)
------------------------------------------------------------------------------------------------------------------------------
Stock option exercise and related tax benefits                                                                              .2
------------------------------------------------------------------------------------------------------------------------------
BALANCE, DECEMBER 31, 1999                                                                               41.1             (4.4)
------------------------------------------------------------------------------------------------------------------------------

NOTE 11.  EARNINGS PER SHARE

The Company reports earnings per share in accordance with FASB No. 128, "Earnings per Share". The following table sets forth the computation of basic and diluted earnings per share:

                                                                                                 Year Ended December 31
                                                                                    ---------------------------------------------
(In millions, except per share data)                                                     1999            1998            1997
---------------------------------------------------------------------------------------------------------------------------------
Numerator
---------
    Numerator for basic and diluted
      earnings per share                                                                   $164.4         $142.0            $96.6
---------------------------------------------------------------------------------------------------------------------------------

Denominator
-----------
    Denominator for basic earnings per
      share - weighted-average shares                                                        36.6           36.5             36.6

    Effect of dilutive securities -
      employee stock options                                                                   .9            1.0              1.1
---------------------------------------------------------------------------------------------------------------------------------

    Denominator for diluted earnings per
      share - weighted-average shares
      and assumed conversions                                                                37.5           37.5             37.7
---------------------------------------------------------------------------------------------------------------------------------

Income per share before extraordinary item:
    Basic                                                                                   $ 4.49         $ 3.89            $2.64
    Diluted                                                                                 $ 4.39         $ 3.79            $2.57
Per share effect of extraordinary item:
    Basic                                                                                                                    $(.19)
    Diluted                                                                                                                  $(.19)


NOTE 12. EXTRAORDINARY ITEM

During December 1997, Howmet refinanced the majority of its debt to take advantage of favorable interest rates and to reduce restrictive covenants. As a result of the refinancing, Howmet incurred pre-tax charges of $20.2 million, including a $6.5 million non-cash charge for the write-off of unamortized debt issuance costs. The income tax benefit associated with the debt refinancing was $8.5 million. The extraordinary charge shown on the consolidated statements of income has been reduced by $4.6 million related to minority interest. Howmet repaid $146 million of debt at a 10 percent fixed interest rate and refinanced $198 million of debt under a new revolving bank facility at a substantially lower variable rate.

NOTE 13. PREFERRED STOCK PURCHASE RIGHTS

On May 22, 1997, the Board of Directors adopted a new stockholder rights plan and redeemed the stockholders' rights existing under the old plan. Under the new plan, the Company declared a dividend distribution of one Preferred Share Purchase Right for each outstanding common share. Each Right entitles its holder to buy one one-hundredth of a share of a new series of the Company's preferred stock at an exercise price of $120. The Rights will only become exercisable if a person or group acquires or makes an offer to acquire 15 percent or more of the Company's common stock. If any person or group acquires 15 percent or more of the Company's common stock, each Right will entitle the holder (other than such acquirer) to purchase common stock of the Company having a market value of twice the exercise price of the Right. If the Company is acquired in a merger or other business combination, after a person has acquired 15 percent or more of the Company's common stock, each Right will entitle the holder to purchase common stock of the acquiring company having a market value of twice the exercise price of the Right. The Rights may be redeemed by the Company at the price of $.005 per Right prior to the acquisition of 15 percent or more of the Company's common stock. The Rights expire on May 22, 2007.

NOTE 14. PENSION AND OTHER POSTRETIREMENT BENEFIT PLANS

The Company has noncontributory defined benefit pension plans covering certain employees. The Company also provides certain nonvested health care and life insurance benefits to certain retirees and eligible dependents (other benefits). The Company's pension and other benefit plans are summarized as follows:

                                                                     Pension Benefits                   Other Benefits
                                                             ----------------------------------------------------------------
(in millions)                                                       1999           1998              1999            1998
-----------------------------------------------------------------------------------------------------------------------------

Change in projected benefit obligations:
   Beginning projected benefit obligations                           $(845.6)       $(714.6)          $(269.6)        $(249.5)
   Service cost                                                        (30.2)         (25.8)             (8.1)           (6.3)
   Interest cost                                                       (56.0)         (53.4)            (17.7)          (17.7)
   Amendments                                                           (6.7)         (11.6)              (.9)
   Actuarial gains/(losses)                                             72.8          (88.4)              7.7           (14.4)
   Benefits paid                                                        53.4           48.2              21.2            18.3
-----------------------------------------------------------------------------------------------------------------------------
                   Ending projected benefit obligations              $(812.3)       $(845.6)          $(267.4)        $(269.6)
-----------------------------------------------------------------------------------------------------------------------------

Change in plan assets:
   Beginning fair value of plan assets                               $ 854.4        $ 837.6           $  24.3         $  21.5
   Actual return on plan assets                                        124.6           47.3               3.5             1.9
   Employer contributions                                               14.8           17.7              23.1            19.2
   Benefits paid                                                       (53.4)         (48.2)            (21.2)          (18.3)
-----------------------------------------------------------------------------------------------------------------------------
                   Ending fair value of plan assets                  $ 940.4        $ 854.4           $  29.7         $  24.3
-----------------------------------------------------------------------------------------------------------------------------

Reconciliation to balance sheet amounts:
   Fair value of plan assets exceeds (less
     than) projected benefit obligations                             $ 128.1        $   8.8           $(237.7)        $(245.3)
   Unrecognized net (gain) loss                                        (32.2)          77.4              53.1            66.3
   Unrecognized prior service (gain) cost                              (11.5)         (15.3)              4.3             4.0
   Unrecognized net transition obligation                               (9.0)         (12.2)
-----------------------------------------------------------------------------------------------------------------------------
                   Net prepaid (accrual) recognized                  $  75.4        $  58.7           $(180.3)        $(175.0)
-----------------------------------------------------------------------------------------------------------------------------

Amounts recognized in the balance sheets:
   Prepaid benefit costs                                             $ 126.9        $ 109.9           $(180.3)        $(175.0)
   Accrued benefit liabilities                                         (51.9)         (52.4)
   Additional minimum liability                                                       (12.5)
   Intangible asset                                                                     8.5
   Accumulated other comprehensive income                                 .4            5.2
-----------------------------------------------------------------------------------------------------------------------------
                   Net prepaid (accrual) recognized                  $  75.4        $  58.7           $(180.3)        $(175.0)
-----------------------------------------------------------------------------------------------------------------------------

Assets of the Company-sponsored plans are invested primarily in equities and bonds. The pension plan assets benefited from an increase in the market value of plan assets which resulted in a gain in 1999. The projected benefit obligation realized an actuarial gain in 1999 resulting from increasing the discount rate from 6.75 percent in 1998 to 7.5 percent in 1999. Certain pension plans contain restrictions on using excess pension plan assets in the event of a change in control of the Company.

Included in the aggregated data in the above tables are amounts applicable to the Company's pension plans with accumulated and projected benefit obligations in excess of plan assets. Amounts related to such plans are as follows:

(in millions)                                                1999              1998
--------------------------------------------------------------------------------------------

Projected benefit obligation                                 $(83.0)         $(149.5)
Accumulated benefit obligation                                (74.0)          (139.1)
Fair value of plan assets                                    $ 41.9          $ 105.4
--------------------------------------------------------------------------------------------

Assumptions used in determining net pension cost for all defined benefit pension plans were as follows:

                                                                            1999            1998         1997
---------------------------------------------------------------------------------------------------------------
Discount rate                                                               7.5%            6.75%        7.5%
Average rate of increase in compensation                                    4.75            4.75         4.90
Expected long-term rate of return on assets                                 9.0             9.0          9.0
---------------------------------------------------------------------------------------------------------------

Assumptions to measure the accumulated post-retirement obligation and cost for all plans were as follows:

                                                                            1999            1998           1997
--------------------------------------------------------------------------------------------------------------
Discount rate                                                              7.5%           6.75%            7.5%
Before age 65 health care cost trend rate decreasing
  to 6% by 2001                                                            8.0             9.0            10.0
Average after age 65 health care cost trend rate                           6.4             6.8             7.2
Expected long-term rate of return on assets                                8.0             8.0             8.0
--------------------------------------------------------------------------------------------------------------

The health care cost trend rate to be used in 2000 for before-age-65 benefits is 7 percent, while the after-age-65 benefits rate will be 6 percent.

A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                                                          1 percentage            1 percentage
(in millions)                                                                            point increase          point decrease
---------------------------------------------------------------------------------------------------------------------------------

Effect on total of service and interest
     cost components                                                                                $ 1.0                  $  (.8)
Effect on postretirement benefit obligation                                                         $15.9                  $(13.4)
---------------------------------------------------------------------------------------------------------------------------------

The annual cost for all Company-sponsored defined benefit pension and other postretirement benefit plans includes the following components:

                                                                Pension Benefits                       Other Benefits
                                                     -----------------------------------    ---------------------------------
(in millions)                                             1999        1998        1997           1999       1998       1997
-----------------------------------------------------------------------------------------------------------------------------
Components of net periodic benefit cost:
Service cost                                              $ 30.2      $ 25.8      $ 23.1          $ 8.1      $ 6.3      $ 6.4
Interest cost                                               56.0        53.4        50.5           17.7       17.7       16.5
Expected return on plan assets                             (72.5)      (65.5)      (60.5)          (2.1)      (1.7)      (1.4)
Settlement gain                                                                      (.7)
Amortization of:
    Unrecognized net loss                                    2.4         2.7         2.0            3.9        3.2        2.5
    Unrecognized prior service (gain) cost                  (1.3)       (1.6)       (2.5)            .6         .6         .1
    Unrecognized net (asset) obligation                     (3.2)       (3.2)       (3.2)                                  .3
-----------------------------------------------------------------------------------------------------------------------------
                  Net periodic benefit cost               $ 11.6      $ 11.6      $  8.7          $28.2      $26.1      $24.4
-----------------------------------------------------------------------------------------------------------------------------

Pension costs for financial statement purposes are calculated in conformity with SFAS No. 87, "Employers' Accounting for Pensions." Pension costs charged to and recovered through government contracts are calculated in accordance with government cost accounting standards. Historically, the annual amount of pension cost recovered through government contracts and included in sales has exceeded the amount of pension cost included in the financial statements. As a result, the Company has deferred $77.5 million and $60.3 million of revenues as of December 31, 1999 and 1998, respectively, to provide a better matching of revenues and expenses. This revenue will be recognized when the financial statement pension cost exceeds amounts charged to contract pension cost. The $77.5 million of deferred revenue is netted against the pension asset in "Other noncurrent assets" in the balance sheet. The Company sponsors certain supplemental plan arrangements to provide retirement benefits to specified groups of participants. Contributions are included in a restricted trust which is subject to the claims of the Company's creditors.

The Company has matching and nonmatching 401(k) savings plans for eligible employees. Company contributions to the matching savings plans were $14.1, $13.1, and $6.5 million in 1999, 1998, and 1997, respectively, and are based on a limited percentage of participant contributions. The increase in contributions from 1998 to 1997 was attributable to the addition of Howmet's contributions for an entire year.

NOTE 15. CONTINGENT MATTERS

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum subsidiaries (formerly called Cercast). In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. Howmet has notified customers and the appropriate government agencies and has substantially completed correction of these issues. Howmet knows of no in-service problems associated with any of these issues. In addition, during 1999 Howmet Aluminum has been, and expects to continue for some time to be, late in delivery of products to certain customers resulting in lower sales.

The Defense Criminal Investigative Service (the "DCIS") in conjunction with other agents from the Department of Defense and NASA, has undertaken an investigation with respect to certain of the foregoing matters at the Montreal
and Bethlehem facilities.   The DCIS has informed Howmet that the investigation
concerns possible violations of the False Claims Act and the False Statements Act, as well as possible criminal penalties. Howmet management is unable to determine definitively what, if any, civil or criminal penalties might be imposed as a result of the investigation.

All customer claims relating to the foregoing matters have either been resolved, or, in the Company's judgement, will be resolved within existing reserves.

The Company believes that additional costs for the foregoing matters beyond amounts accrued, if any, would not have a material adverse effect on the Company's financial position, cash flow, or annual operating results. However, additional cost, when and if accrued, may have a material adverse impact on the quarter in which it may be accrued.

On August 6, 1999, Howmet and Howmet Aluminum entered into an Administrative Agreement with the U.S. Air Force terminating Notices of Proposed Debarment issued on March 1, 1999 relating to certain of the foregoing matters. The Administrative Agreement permits the affected facilities to resume accepting new U.S. government contracts and subcontracts.

On November 12, 1999, the Company announced that it had made a proposal to Howmet to purchase all of the outstanding shares of Howmet that the Company does not already own for $17 per share in cash. Shortly thereafter, eight separate but nearly identical lawsuits were filed in the Court of Chancery of Delaware against the Company, Howmet and each member of the Howmet Board of Directors. The plaintiffs are shareholders of Howmet who complain that the Company's offer for their shares in Howmet is not for an adequate price. The plaintiffs request the following relief: Certification as a class action with themselves designated as Class Representatives; An order enjoining the Company, Howmet and its Board of Directors from proceeding with the transaction; and money damages and the costs of bringing the lawsuit.

On the motion of the defendants, the Court has consolidated the cases under the style of "In Re Howmet International Shareholders Litigation" and directed that the plaintiffs file an Amended Complaint reflecting the consolidation. The Company is defending these actions and believe that any outcome will not result in a materially adverse impact to the financial position of the Company.

The Company is also currently involved in a number of lawsuits and other contingencies which are not expected individually or in the aggregate to have a material adverse effect upon the Company's financial position. However, depending on the amount and timing of an unfavorable resolution of these contingencies, the Company's future results of operations may be materially affected in a particular quarter.


NOTE 16. ENVIRONMENTAL MATTERS

The Company's Thiokol Propulsion division is involved with two Environmental Protection Agency (EPA) superfund sites designated under the Comprehensive Environmental Response, Compensation and Liability Act in Morris County, New Jersey. These sites were operated about thirty years ago by the Company for government contract work. The Company has not incurred any significant costs relating to these environmental sites. The Company has signed a consent decree with the EPA on the Rockaway Borough Well Field site and with the state of New Jersey on the Rockaway Township Well Field site. At the Rockaway Borough site, the Company's estimate for response costs, site remediation, and future operation and maintenance costs is $2.9 million, of which approximately $.4 million is estimated to be incurred during 2000. At the Rockaway Township Well Field site, the Company's estimate for response costs, site remediation, and future operations and maintenance costs is $3.8 million, of which approximately $1.9 million is estimated to be incurred during 2000.

Jacobson, acquired by Huck in June 1998, is involved in the Indian Bend Wash (South Area) superfund site in Tempe, Arizona. Pursuant to the terms of a five-year environmental indemnity contained in the Stock Purchase Agreement between Huck and the previous owner, Huck is responsible for the first $2 million in environmental liabilities, the previous owner is responsible for environmental liabilities from $2 to $6 million; Huck and the previous owner share the expense of environmental liabilities equally in excess of $6 million but less than $10 million. The estimated liability associated with Jacobson environmental remediation is $.2 million.

The stock purchase agreement for the acquisition of the Continental/Midland Group of companies between the Company and the sellers contains a four-year environmental indemnity pursuant to which the Company is responsible for the first $1 million in environmental indemnities; the sellers are responsible for the next $2 million of environmental indemnities; and the Company and sellers share equally the expense of environmental liabilities from $3 to $5 million.
In addition, the former owners of Continental/Midland's corporate headquarters have indemnified Continental/Midland for certain environmental costs at that site. The former owners are parties to a Consent Decree with the Illinois Environmental Protection Agency (EPA) under which they are performing and paying for the remediation of the site and some adjoining properties. Continental/Midland, Inc. is a party to this Consent Decree but does not have funding obligations.

The Company has recorded a $7 million liability for response costs, site remediation, and future operation and maintenance costs for the above sites. In addition to the above sites, the Company has ongoing involvement with environmental issues at other locations, none of which are expected to have a material impact on the financial position of the Company.

The Company's Propulsion and Fastening Systems segments' estimated liability for all environmental remediation is $17.9 million, and is classified in "Other accrued expenses" and "Accrued interest and other noncurrent liabilities." The Company believes that any liability exceeding amounts recorded will not have a material adverse effect on the Company's future results of operations or financial position. The Company estimates it will spend approximately $3.7 and $2.1 million of the total liability, respectively, over the next two years.

In connection with the Howmet acquisition, Pechiney, S.A. (Howmet's previous owner) indemnified Howmet for environmental liabilities relating to Howmet and stemming from events occurring or conditions existing on or prior to the acquisition, to the extent that such liabilities exceed a cumulative $6 million. It is probable that changes in any of the following accrued liabilities will result in an equal change in the amount of the receivable from Pechiney, S.A. pursuant to this indemnification. The Company believes that any Howmet liability exceeding amounts recorded will not have a material adverse effect on the Company's future results of operations or financial position.

Howmet has received test results indicating levels of polychlorinated biphenyls ("PCBs") at its Dover, N.J., plant that will require remediation. Various remedies are possible and could involve expenditures ranging from $3 million to $22 million or more. Howmet has recorded a $3 million long-term liability for this matter. In addition to the remediation work required at the Company's Dover, N.J., plant, liabilities exist for clean-up costs associated with hazardous materials at seven other on-site and off-site waste disposal facilities. Howmet has been, or may be, named a potentially responsible party under the Comprehensive Environmental Response, Compensation and Liability Act, or similar state laws at these locations. At December 31, 1999, and 1998, $4 and $4.2 million, respectively, of accrued environmental liabilities are included in the consolidated balance sheet for these sites. The indemnification discussed above applies to the costs associated with the Dover, N.J., plant and the other locations.

In addition to the above environmental matters, and unrelated to Howmet operations, Howmet and Pechiney, S.A. are jointly and severally liable for environmental contamination and related costs associated with certain discontinued mining operations owned and/or operated by a predecessor-in-interest until the early 1960s. These liabilities include approximately $7 million in remediation and natural resource damage liabilities at the Blackbird Mine site in Idaho and a minimum of $10 million in investigation and remediation costs at the Holden Mine site in Washington. Pechiney, S.A. has agreed to indemnify Howmet for such liabilities. In connection with these environmental matters, Howmet has recorded in the December 31, 1999 balance sheets a $17 million liability which is classified in "Accrued interest and other noncurrent liabilities," and an equal $17 million receivable from Pechiney, S.A., which is classified in "Other noncurrent assets." At December 31, 1998, $26 million of liability and receivables were included in the balance sheet for these issues. Pechiney, S.A. is currently funding all amounts related to these liabilities.

NOTE 17. LEASE COMMITMENTS

The Company has operating leases that are principally short-term and primarily for buildings, office space and other real estate. Rental expense was $27.3, $24, and $15.1 million in 1999, 1998 and 1997, respectively. Renewal and purchase options are available on certain of these leases. Future minimum rental commitments under non-cancelable operating leases total approximately $48.9 million with $17.1, $11, $6.9, and $4.8 million committed in 2000 through 2003 respectively, and a cumulative $9.1 million thereafter. Certain plant facilities and equipment are provided for use by the government under short-term or cancelable arrangements.

NOTE 18. STOCK OPTION AND PERFORMANCE UNIT PLANS

The Company's Stock Option Plans provide that grants of stock options, shares of restricted stock, and other awards may be made to key Company employees and those of its affiliates in which the Company has a direct or indirect equity interest. Stock option activity is summarized as follows:

                                                                                                           Weighted
                                                                                                         Average Per
                                                                                       Shares               Share
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1996 (1,567,658 exercisable shares)                  2,401,858                 $13.97
Granted                                                                                    229,392                 $39.61
Lapsed or forfeited                                                                        (70,000)                $19.30
Exercised                                                                                 (327,952)                $13.03
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1997 (1,634,898 exercisable shares)                  2,233,298                 $16.58
Granted                                                                                    310,756                 $39.33
Lapsed or forfeited                                                                        (40,168)                $23.27
Exercised                                                                                 (221,708)                $15.34
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998 (1,683,422 exercisable shares)                  2,282,178                 $19.68
Granted                                                                                  1,072,543                 $33.67
Lapsed or forfeited                                                                           (766)                $40.06
Exercised                                                                                 (246,405)                $12.59
-------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1999 (1,441,531 exercisable shares)                  3,107,550                 $25.06
-------------------------------------------------------------------------------------------------------------------------

Options outstanding at December 31, 1999 have expiration dates ranging from June 2000 to December 2009. Limited appreciation rights were outstanding covering 98,300 option shares. Limited appreciation rights are paid automatically in cash in lieu of other related options upon a change in control of the Company.

During 1995, 460,000 Cordant stock options were contingently granted to certain Howmet employees. Such options were granted at $17.75 per share (380,000) and $20.47 per share (80,000), the market price on the date of grant. At December 31, 1999, 360,000 options remained outstanding, net of lapses. These options vest 50 percent on the date Cordant acquires 100 percent ownership of Howmet prior to December 13, 2001, and vest in increments of 25 percent on the second and third anniversary date of such acquisition. Such options expire ten years from the date granted. Subsequent to the initial grant of those options, the participants were granted rights under an alternative plan whereby if Cordant does not acquire 100 percent of Howmet by December 13, 2001, each participant will vest in an amount equal to the gain in such

Cordant options on such date. Since vesting is assured under the alternative plan, Howmet is recording compensation expense related to that plan over the six-year vesting period ending December 13, 2001. During 1999, 1998 and 1997, Howmet recorded $.1, $.6 and $2.9 million, respectively, of compensation expense related to these options.

Shares of common stock reserved for both outstanding and future grants of options and other stock-based awards at December 31, 1999 and 1998 were 3,515,231 and 3,761,636 shares, respectively.

In accordance with the provisions of SFAS No. 123, the Company has elected to continue to account for stock-based compensation using the intrinsic value method under APB Opinion No. 25 and, accordingly, does not recognize compensation cost for options issued to employees at market value. The fair value of options granted in 1999, 1998, and 1997 reported below has been estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                                                         1999                 1998                1997
----------------------------------------------------------------------------------------------------------------------
Expected life                                                          4 years              4 years             4 years
Risk-free interest rate                                                   5.58%               5.18%               5.62%
Volatility                                                                 .28                 .30                 .31
Dividend yield                                                            1.20%               1.02%               1.02%
----------------------------------------------------------------------------------------------------------------------

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the use of subjective assumptions, including the expected stock price volatility and are not likely to be representative of the effects on reported net income for future years. The weighted average estimated fair value of employee stock options granted during 1999, 1998, and 1997 was $9.01, $10.61 and $9.75 per share, respectively. If the Company had accounted for its stock option plan by recording compensation expense based on the fair value at the grant date on a straight line-basis over the vesting period, the pro-forma amounts of the Company's net income and earning per share are as follows:

                                                                                   Year Ended December 31
                                                                   -------------------------------------------------
(in millions, except for share data)                                     1999               1998               1997
--------------------------------------------------------------------------------------------------------------------
Net Income - as reported                                                $164.4             $142.0              $89.5
Net Income - pro forma                                                   158.5              138.5               88.1
Basic income per share - as reported                                    $ 4.49             $ 3.89              $2.45
Basic income per share - pro forma                                        4.34               3.79               2.41
Diluted income per share - as reported                                    4.39               3.79               2.38
Diluted income per share - pro forma                                      4.24               3.69               2.34
--------------------------------------------------------------------------------------------------------------------

Information regarding stock options outstanding and exercisable as of December 31, 1999, is as follows:

                                                                                          Price Range
----------------------------------------------------------------------------------------------------------------------------
                                                                 $5.84             $17.19           $23.09          $36.13
                                                                to $13.06        to $20.47        to $30.53        to $46.97
----------------------------------------------------------------------------------------------------------------------------
Options Outstanding:
  Number                                                          681,217          870,392          644,775          911,166
  Weighted average exercise price                                $  10.68         $  18.20         $  30.27         $  38.69
  Weighted average remaining contractual life                   3.5 years        6.1 years        9.8 years        8.7 years
Options Exercisable:
  Number                                                          681,217          510,392           22,550          227,372
  Weighted average exercise price                                $  10.68         $  18.30         $  23.84         $  39.76
----------------------------------------------------------------------------------------------------------------------------




Howmet Options

Howmet established a stock awards plan in 1997, to provide stock options, shares of restricted stock and Stock Appreciation Rights (SARs) to key Howmet employees. Howmet's plan may grant up to 5 million shares of Howmet common stock to employees and has reserved 5 million common shares for the plan. In December 1997, 4,377,500 options were granted with a $15.00 exercise price. Stock option activity is summarized as follows:

                                                                                                             Weighted
                                                                                                            Average Per
                                                                                          Shares               Share
--------------------------------------------------------------------------------------------------------------------------

Options outstanding at December 31, 1997 (no exercisable shares)                             4,377,500              $15.00
Granted                                                                                         98,000              $14.42
Lapsed or forfeited                                                                           (162,500)             $15.00
Exercised
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1998 (no exercisable shares)                             4,313,000              $14.98
--------------------------------------------------------------------------------------------------------------------------
Granted                                                                                         82,500              $15.32
Lapsed or forfeited                                                                            (75,875)             $15.00
Exercised                                                                                      (18,375)             $14.43
--------------------------------------------------------------------------------------------------------------------------
Options outstanding at December 31, 1999 (1,051,875 exercisable shares)                      4,301,250              $15.00
--------------------------------------------------------------------------------------------------------------------------

The Howmet options granted in December 1997 will vest and become exercisable in 25 percent increments on January 1 of each year beginning in 1999. The options outstanding at December 31, 1999 have exercise prices ranging from $12.22 to $18.19 and a weighted average remaining contractual life of six years. Options outstanding at December 31, 1999 have expiration dates ranging from December 2005 to October 2007.

Howmet SARs

Certain key Howmet employees participate in a SARs plan. The maximum per share value of the outstanding SARs is limited to the difference between $15 and the base price per share (generally $2). The SARs vest over a five-year period ending 2001 based upon passage of time and the operating performance of the Company. The expense is adjusted quarterly based on the market value of the stock and vesting. At December 31, 1999 and 1998 there were approximately 4.3
million SARs outstanding.   Howmet recorded $6.3, $10.8 and $31.4 million of
expense related to the plan for the years ended December 31, 1999, 1998 and 1997 respectively. At December 31, 1999 and 1998, $49.8 and $43.5 million, respectively, was included in the amount captioned "Accrued interest and other noncurrent liabilities" in the consolidated balance sheet.

NOTE 19. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used in estimating fair values:

Cash and cash equivalents:  The carrying amount approximates fair value.

Receivables: The fair value of receivables approximates the carrying amount. The fair value of certain receivables, due to the collection of those receivables over an extended period, is based on the discounted value of expected future cash flows. Any such discounted amount from the carrying value is insignificant.

Short-term and long-term debt: The carrying value of short-term debt approximates fair value. The fair value of the 6.625 percent senior notes are estimated based on current market value and at December 31, 1999 was $134.5 million. The fair value of the senior credit facility is estimated based on the current borrowing rates and approximates the carrying amount.

Off-balance-sheet instruments: The Company enters into forward exchange contracts as a hedge against currency fluctuations of certain foreign currency transactions. At December 31, 1999, the Company had contracts to buy and sell various currencies with maturity dates ranging from January 2000 through December 2000. The total notional contract value of these transactions in U.S. dollars was $70.5 million. The fair value of the contracts is $.1 million of unrecognized gain as of December 31, 1999. The fair value of these contracts was estimated based on December 31, 1999 foreign exchange rates obtained from dealers. Gains or losses arising from foreign exchange contracts offset foreign exchange gains or losses on underlying hedged commitments. The impact on the financial position and results of operations from likely changes in foreign exchange rates is mitigated by minimizing risk through hedging transactions related to such commitments.

The Company enters into forward exchange contracts with major dealers and does not require collateral. If a counterparty was not able to completely fulfill its contract obligations, the Company may incur a loss equal to the amount of any gain on the contract.

NOTE 20. OPERATIONS BY INDUSTRY SEGMENT

The Company has three reportable segments: Propulsion Systems, Fastening Systems, and Investment Castings. The Company's reportable segments manufacture and distribute distinct products with different production processes.

The Propulsion Systems segment consists of solid rocket propulsion for NASA, the Department of Defense, and various commercial customers for space applications, as well as, gas generator and ordnance products, metal and composite components, and services relating to such systems.

The Fastening Systems segment consists of specialty fastening systems for a broad range of aerospace and industrial applications worldwide.

The Investment Castings segment provides products worldwide for the commercial and defense aerospace markets and industrial gas turbine (IGT) markets.

The Company evaluates performance and allocates resources based on operating income, which is pre-tax income before interest income and expense, and excludes any equity income and other non-operating expenses. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. In accordance with industry practice, a proportionate share of Corporate general and administrative expense is allocated and reimbursed through Propulsion Systems contracts. Intersegment sales and transfers are not significant.

The following table summarizes segment information:

                                              Year Ended December 31
                                          -------------------------------
(in millions)                                1999       1998         1997
---------------------------------------------------------------------------
Net sales
     Investment Castings(1)               $1,459.7    $1,350.6   $  105.2
     Propulsion Systems                      588.0       643.0      645.5
     Fastening Systems                       465.2       433.3      319.4
---------------------------------------------------------------------------
        Consolidated net sales            $2,512.9    $2,426.9   $1,070.1
---------------------------------------------------------------------------

Segment operating income
     Investment Castings(1)               $  204.7    $  185.8   $   11.7
     Propulsion Systems                       87.9        82.1       64.4
     Fastening Systems(2)                     52.8        65.2       40.4
---------------------------------------------------------------------------
        Segment operating income             345.4       333.1      116.5
     Unallocated corporate expense           (25.8)      (24.4)     (12.8)
     Equity income                                                   35.3
     Interest income                           7.4        12.8        7.0
     Interest expense                        (42.9)      (28.3)      (4.0)
     Other, net                               (3.5)       (3.8)      (2.2)
---------------------------------------------------------------------------
Consolidated income before income taxes
     minority interest,
     and extraordinary item               $  280.6    $  289.4   $  139.8
===========================================================================

Total assets
     Investment Castings(1)(3)            $1,540.7    $1,228.0   $1,168.2
     Propulsion Systems                      278.6       292.9      327.0
     Fastening Systems                       596.8       504.3      239.3
     Corporate                                65.9        68.3       48.9
---------------------------------------------------------------------------
Consolidated assets                       $2,482.0    $2,093.5   $1,783.4
===========================================================================

Depreciation and amortization expense
     Investment Castings(1)               $   77.6    $   64.1   $    6.6
     Propulsion Systems                       17.5        21.5       27.4
     Fastening Systems                        22.6        15.7       11.8
     Corporate                                  .9          .7         .5
---------------------------------------------------------------------------
Consolidated depreciation and
     amortization expense                 $  118.6    $  102.0   $   46.3
===========================================================================

Capital expenditures
     Investment Castings(1)               $  112.9    $   83.0   $   15.2
     Propulsion Systems                       17.4        13.3        9.1
     Fastening Systems                        21.3        13.4       11.6
     Corporate                                  .4         5.0         .4
---------------------------------------------------------------------------
Consolidated capital expenditures         $  152.0    $  114.7   $   36.3
===========================================================================

(1) Consolidation of Investment Castings started in December 1997.
(2) Fastening Systems income included relocation charges of $8 and $3 million in 1999 and 1998, respectively.
(3) Excludes the Restricted Trust in 1998 and 1997 (See Note 7).

Corporate assets consist principally of cash and cash equivalents, property, plant, and equipment, and other noncurrent assets.

Consolidated revenues from external customers are from the following products and markets:

                                              Year Ended December 31
                                        -----------------------------------
(in millions)                            1999          1998      1997
---------------------------------------------------------------------------
Net sales by markets and major
 product lines:
    Aerospace castings market           $  733.7       $  802.5    $   64.3
    Industrial gas turbine castings
    market                                 677.4          476.1        35.4
    RSRM                                   387.5          410.6       395.5
    Industrial fastener market             328.2          237.8       148.6
    Other propulsion                       200.5          232.4       250.0
    Aerospace fastener market              137.0          195.5       170.8
    Other castings market                   48.6           72.0         5.5
---------------------------------------------------------------------------
        Consolidated net sales          $2,512.9       $2,426.9    $1,070.1
---------------------------------------------------------------------------

Net sales under U.S. government contracts and subcontracts, primarily by the Propulsion and Investment Castings segments, amounted to $702.4, $730.6 and $576.5 million for 1999, 1998 and 1997, respectively. The sales as a percentage of consolidated net sales were 28, 30, and 54 percent for 1999, 1998 and 1997, respectively.

Investment Castings had sales to one customer in 1999 of $357 million or 14 percent of the Company's consolidated total, and in 1998, $251 million or 10 percent of the Company's consolidated total. Propulsion Systems sales on the Space Shuttle Reusable Solid Rocket Motor (RSRM) in 1999, 1998, and 1997, represented 15, 17, and 37 percent, of the consolidated total, respectively. The RSRM program is under contract with NASA.


NOTE 21. GEOGRAPHIC INFORMATION

The Company is a multinational entity with operating subsidiaries in four geographic regions: United States, Europe (including France and the United Kingdom), Canada, and Asia (including Japan and Australia). Intercompany transfers between geographic areas are not significant. Allocated long lived assets in 1998 and 1997 exclude the $716.4 million Restricted Trust (See Note
7. Restricted Trust and Related Pechiney Notes Payable).

                                                                                  Year Ended December 31
                                                              --------------------------------------------------------------
(in millions)                                                         1999                  1998                  1997
----------------------------------------------------------------------------------------------------------------------------
Net Sales
    United States                                                        $1,767.7              $1,766.3             $  944.1
    Europe                                                                  526.4                 481.0                 79.3
    Asia                                                                    113.2                  83.8                 25.5
    Canada                                                                  105.6                  95.8                 21.2
----------------------------------------------------------------------------------------------------------------------------
Consolidated net sales                                                   $2,512.9              $2,426.9             $1,070.1
----------------------------------------------------------------------------------------------------------------------------

Long lived Assets
    United States                                                        $1,659.2              $1,318.1             $1,063.9
    Europe                                                                  149.1                 120.2                119.5
    Asia                                                                     28.7                  19.1                   .6
    Canada                                                                   41.0                  37.7                 27.4
----------------------------------------------------------------------------------------------------------------------------
Consolidated long lived assets                                           $1,878.0              $1,495.1             $1,211.4
----------------------------------------------------------------------------------------------------------------------------


NOTE 22. QUARTERLY FINANCIAL HIGHLIGHTS (Unaudited)

                                                                                    Calendar Year 1999
                                                                                    Three Months Ended
                                                           ---------------------------------------------------------------------
(in millions, except per share data)                        Dec. 31            Sept. 30           June 30            March 31
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $634.3              $602.6             $641.9             $634.1
Operating income (1)(2)                                           70.0                87.1               78.7               83.8
Net income (3)                                                    36.6                42.1               38.5               47.2

Net income per share                                               .98                1.12               1.03               1.26
Cash dividends paid per share                                      .10                 .10                .10                .10
Market price
    High                                                         32.94               49.00              52.38              42.88
    Low                                                          25.50               30.00              39.56              30.13
--------------------------------------------------------------------------------------------------------------------------------

                                                                                    Calendar Year 1998
                                                                                    Three Months Ended
                                                       -------------------------------------------------------------------------
(in millions, except per share data)                     Dec. 31 (3)           Sept. 30           June 30            March 31
--------------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $640.5              $595.1             $628.6             $562.7
Operating income (4)                                              64.5                90.8               81.8               71.6
Net income                                                        29.6                38.5               41.1               32.8

Net income per share(5)                                            .80                1.03               1.09                .87
Cash dividends paid per share (5)                                  .10                 .10                .10                .10
Market price (5)
    High                                                         44.63               48.38              55.75              50.13
    Low                                                          31.38               35.63              44.50              39.53
--------------------------------------------------------------------------------------------------------------------------------

(1) Operating income in the first quarter included $2.6 million of SARs benefit due to Howmet common stock price fluctuation. This amount was reversed in the second quarter.

(2) Operating income in the third quarter included $3.8 million of SARs benefit and a $2.9 million stock based incentive benefit due to Howmet and Cordant Technologies common stock price fluctuations. In the fourth quarter all of the SARs benefit was reversed and $.8 million of the stock based incentive benefit was reversed.
(3) Net income in the fourth quarter benefited $5.6 million from a two-percent retroactive tax rate reduction.
(4) Operating income in the third quarter included $11 million of SARs benefit. This amount was reversed in the fourth quarter due to Howmet common stock price fluctuation.
(5) All per share data has been adjusted for the two for one stock split that was paid on March 13, 1998.

NOTE 23. OTHER COMPREHENSIVE INCOME

Items listed under the heading "Other comprehensive income" in the statements of stockholders' equity were shown net of income taxes. Taxes related to the changes in accumulated other comprehensive income were as follows:

(In millions)                                                         1999          1998
-------------------------------------------------------------------------------------------
Minimum pension liability                                                $(2.0)       $ 2.1
Unrealized gains on securities                                             (.8)
-------------------------------------------------------------------------------------------
    Total tax (expense)/benefit                                          $(2.8)       $ 2.1
-------------------------------------------------------------------------------------------

The accumulated balances for each item in other comprehensive income is as follows:

(In millions)                                          1999             1998          1997
--------------------------------------------------------------------------------------------
Minimum pension liability                               $   .3             $(3.1)
Unrealized gains on securities                             1.2
Cumulative translation adjustment                        (11.5)              (.8)      $(3.5)
--------------------------------------------------------------------------------------------
    Accumulated other comprehensive income (loss)       $(10.0)            $(3.9)      $(3.5)
--------------------------------------------------------------------------------------------

The increased loss in the cumulative translation adjustment resulted primarily from a strengthening of the United States dollar against the French Franc.


NOTE 24. OTHER INVESTMENTS

The Company has investments in equities and fixed income securities for deferred compensation plans. These assets are classified as "Other noncurrent assets" on the balance sheet. Fair market value is determined by quoted market prices and are carried on the balance sheet at market value. Information concerning these investments at December 31, 1999 and 1998 was as follows:

(In millions)                                                                 1999          1998
---------------------------------------------------------------------------------------------------------
Fair market value                                                             $29.5          $26.5
Unrealized gains on securities                                                  2.0            1.4
Cost of equities                                                               14.5           11.7
Cost of fixed income securities                                               $13.0          $13.4
---------------------------------------------------------------------------------------------------------

NOTE 25. SUBSEQUENT EVENT (UNAUDITED)

On March 14, 2000, the Company entered into a merger agreement with Alcoa Inc. and a wholly owned subsidiary of Alcoa (the "Purchaser"). Pursuant to the merger agreement, on March 20, 2000, the Purchaser commenced a tender offer for all of the outstanding shares of the Company's Common Stock at a purchase price of $57.00 per share. The Merger Agreement provides that following completion of the tender offer, the Purchaser will be merged with and into the Company, and at the effective time of the merger (the "Effective Time") each share of Company Common Stock outstanding (other than Shares owned by Alcoa, the Purchaser, any of their respective subsidiaries, the Company or any of its subsidiaries, and shares held by stockholders, if any, who did not vote in favor of the Merger Agreement and who comply with all of the relevant provisions of Section 262 of the Delaware General Corporation Law relating to dissenters' rights of appraisal) will be converted into the right to receive $57.00 in cash or any greater amount per share paid pursuant to the Offer. In connection with the approval of the merger agreement, the Company amended its rights agreement described in note 13 above to provide that neither Alcoa nor Purchaser will be deemed to have acquired 15% of the Company's common stock as a result of the execution, delivery or performance of the merger agreement or the announcement, making or consummation of the tender offer.

As described above in Note 4, on November 12, 1999, the Company made a proposal to Howmet's board of directors to acquire all of the outstanding shares of Howmet not currently owned by the Company for a price of $17.00 per share in cash. On March 10, 2000, the Company informed the Committee that it was willing to increase its offer to $18.75 per share, or a total of approximately $288 million, but following further discussions no agreement was reached. Alcoa has advised the Company and Howmet that it intends to enter into discussions with the Independent Committee of Howmet's Board of Directors to pursue the acquisition of the outstanding publicly-held shares of Howmet's stock.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III



ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth the executive officers of the Company as of December 31, 1999:



Name and Age                Positions Held and Terms of Office During Past Five years
------------------------------------------------------------------------------------------
James R. Wilson (58)        Chairman of the Board, President and Chief Executive
                            Officer since October 1995; President and Chief
                            Executive Officer (October 1993-95); director since
                            October 1993.

Richard L. Corbin (53)      Executive Vice President and Chief Financial Officer
                            since October 1998; Senior Vice President and Chief
                            Financial Officer (May 1994 - October 1998).

James E. McNulty (55)       Executive Vice President Human Resources and
                            Administration since 1992.

Robert L. Crippen (62)      Vice President and President of
                            Thiokol Propulsion since December 1996; Vice
                            President of Training Simulator Systems, Lockheed
                            Martin, an aerospace defense and contractor (April
                            1995-October 1996); Director of John F. Kennedy
                            Space Center, (1992-January 1995).

Bruce M. Zorich (45)        Vice President and President of Huck International,
                            Inc. since April 1996; Vice President, Worldwide
                            Automotive Operations, (1993-1996); Vice President
                            and General Manager, OEM Products, Senior Flexonics,
                            a diversified manufacturing company (1989-1993).

Daniel S. Hapke, Jr. (53)   Senior Vice President and General Counsel since
                            October 1997; Vice President and General Counsel
                            since February 1997; Various positions at General
                            Dynamics Corporation, a defense contractor (1984-
                            1997), including Vice President and General Counsel
                            of its Electric Boat subsidiary (1994-1997).

Michael R. Ayers (49)       Vice President and Controller since January 1996;
                            Vice President Strategic Development (1994-1996);
                            Director Finance and Administration Space Operations
                            (1986-1994).

Nicholas J. Iuanow (40).    Vice President and Treasurer since October 1997;
                            Treasurer (1994-October 1997).

Edwin M. North (54)         Vice President and Corporate Secretary since October
                            1997; Secretary since 1990.

     The directors of the Company as of December 31,1999 are as follows:

Michael P.C. Carns, age 62, was elected a director of the Company in January 1995. General Carns is a director of Mission Research Corporation, and is a member of the Board of Trustees of the Monterey Institute of International Studies. General Carns retired as Vice Chief of Staff of the United States Air Force in 1994 with 36 years of distinguished military service. He holds a Bachelor of Science degree from the United States Air Force Academy and a Masters of Business Administration from Harvard University.

Steven G. Lamb, age 43, was elected a director of the Company in August 1998. He is the President and Chief Operating Officer of CNH Global N.V., a manufacturer of farm and construction equipment created from the merger of Case Corporation and New Holland N.V., a position held since 1999. Joining Case in 1993, he served in various executive positions including President and Chief Operating Officer. Mr. Lamb holds a Bachelor of Science degree from the United States Military Academy and a Masters of Business Administration from Harvard University.

David J. Lesar, age 46, was elected a director of the Company in August 1998. He is the President and Chief Operating Officer of Halliburton Company, a global energy, engineering and services company, a position held since 1997. Joining Halliburton in 1993, he held various executive positions including Executive Vice President and Chief Financial Officer. Prior to joining Halliburton, Mr. Lesar was a Partner with Arthur Andersen LLP. Mr. Lesar is also a director of the Southern Company. Mr. Lesar holds a Bachelors of Science degree and Masters of Business Administration from the University of Wisconsin.

D. Larry Moore, age 63, was elected a director of the Company in June 1997. He is the retired President and Chief Operating Officer of Honeywell, Inc., an electronic automation and control systems manufacturer, a position held from April 1993 to June 1997. Dr. Moore is a director of Geon Company, Howmet International Inc., and Reynolds Metals Company. Dr. Moore holds a Doctorate in Economics from Arizona State University and Bachelor of Science degree and Masters of Business Administration from the University of Arizona.

Neil A. Armstrong, age 69, became a director of the Company in October 1989. He serves as Chairman of AIL Systems, Inc., an electronics and systems company with sales primarily to the federal government. He is a director of Cinergy, Inc., Milacron Inc., RTI International Metals, Inc., and USX Corporation. He holds a Bachelor of Science degree in Aeronautical Engineering from Purdue University and a Master of Science degree in Aerospace Engineering from the University of Southern California.

William O. Studeman, age 60, was elected a director of the Company in January 1996. Admiral Studeman is the Vice President and Deputy Group General Manager for Intelligence & Information Superiority, TRW Systems and Information Technology Group of TRW Inc., an automotive, space, defense and information technologies company, and a director of Paracel Corporation. Admiral Studeman retired from the Navy in 1995 after a distinguished 33-year career that included serving as Deputy Director of Central Intelligence. He holds a Bachelor of Arts degree from the University of the South and a Masters of Arts from George Washington University.

Donald C. Trauscht, age 66, was elected a director of the Company in August 1993. Since 1996 he has served as Chairman of BW Capital Corporation, a private investment company. From 1991 to 1995 he served as Chairman and Chief Executive Officer of Borg Warner Corporation (and its successor Company), a diversified manufacturing and service company. He is a director of Blue Bird Corporation, Burns International Services Corporation, ESCO Electronics Corporation, Wynn's International Inc., Global Motorsports Inc., and Hydac International

Corporation. Mr. Trauscht holds a Bachelor of Science degree from St. Mary's University and a Master of Business Administration and the University of Chicago.

Edsel D. Dunford, age 64, was elected a director of the Company in January 1995. He served as President and Chief Operating Officer of TRW Inc., a manufacturer of automotive, space, defense and information technology, from 1991 until his retirement in December 1994. Mr. Dunford is a director of Cooper Tire & Rubber Company, Howmet International Inc., and National Steel Corporation, and is a trustee of the Foundation of the University of California at Los Angeles. Mr. Dunford holds a Bachelor of Science degree from the University of Washington and a Masters of Engineering degree from the University of California at Los Angeles.

Robert H. Jenkins, age 57, was elected a director of the Company in October 1998. He is the retired Chairman of the Board, President and Chief Executive Officer of Sundstrand Corporation, a position held from 1997 to July 1999. From 1995 to 1997 he was the President and Chief Executive Officer of Sundstrand. Sundstrand, which merged into United Technologies Company in 1999, designed and manufactured proprietary technology-based components and subsystems serving world industrial and aerospace markets. He is a director of AK Steel Holding Corporation, CLARCOR, Inc., Pella Corporation, Sentry Insurance and Solutia, Inc. Mr. Jenkins holds a Bachelor of Science degree from the University of Wisconsin.

James R. Wilson, age 59, has served as Chairman of the Board, President and Chief Executive Officer of the Company since October 1995, and served as President and Chief Executive Officer from October 1993 to October 1995. He has served as a director of the Company since October 1993. Mr. Wilson is a director of The BFGoodrich Company, Cooper Industries, Inc., First Security Corporation and Howmet International Inc., and is a member of the Board of Trustees of the College of Wooster. He holds a Bachelors degree from the College of Wooster and a Masters of Business Administration from Harvard University.


ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation of Executive Officers

     The Summary Compensation Table sets forth the compensation for both long-term and short-term, for services in all capacities earned by those individuals who were as of December 31, 1999, (i) the Chief Executive Officer and (ii) the other four most highly compensated Executive Officers of the Company. The Summary Compensation Table also sets forth the compensation for the six-month transition period July 1 to December 31, 1998 (1998T) reflecting the change in the Company's fiscal year-end and for the fiscal years ended June 30, 1998 and 1997.

Summary Compensation Table/(1)/

-----------------------------------------------------------------------------------------------------------------------------------
                                Annual Compensation                            Long-Term Compensation
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Awards               Payouts
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Securities
Name and                        Year  Salary    Bonus/(2)/  Other Annual       Underlying           LTIP          All Other
Principal Position                                          Compensation/(3)/  Options/ SARs #      Payouts/(4)/  Compensation/(5)/
-----------------------------------------------------------------------------------------------------------------------------------
James R. Wilson
 Chairman of the Board,         1999  $735,000  $1,029,000           $      0     330,450           $1,000,000            $49,100
 President and Chief Executive  1998T  350,000     490,000                  0      50,000                    0                  0
 Officer                        1998   575,000     792,750                  0      40,000              425,000              4,525
                                1997   540,000     583,000                  0      70,000              850,000              4,800
---------------------------------------------------------------------------------------------------------------------------------
Richard L. Corbin
 Executive Vice President       1999   331,000     331,000                  0      99,272              360,000             19,860
 and Chief Financial Officer    1998T  157,500     157,500                  0      16,100                    0              1,494
                                1998   255,000     250,000                  0       8,000              168,000              4,006
                                1997   235,000     209,250                  0      15,000              336,000              4,650
---------------------------------------------------------------------------------------------------------------------------------
Robert L. Crippen
 Vice President, President      1999   315,000     315,000                  0      51,550              393,986             18,900
 Thiokol Propulsion             1998T  150,000     148,500                  0      16,100                    0              2,100
                                1998   290,000     286,260                  0       8,000                    0              6,002
                                1997   160,417     150,000                  0      19,000                    0                423
---------------------------------------------------------------------------------------------------------------------------------
James E. McNulty
 Executive Vice                 1999   315,000     315,000                  0      94,500              331,200             18,663
 President Human                1998T  150,000     150,000                  0      16,100                    0              1,250
 Resources and                  1998   250,000     243,750            190,234       8,000              146,300              5,875
 Administration                 1997   225,000     198,450            324,884      15,000              274,000              4,770
---------------------------------------------------------------------------------------------------------------------------------
Bruce M. Zorich
 Vice President                 1999   289,000     144,500                  0      86,725              320,000             17,340
 President, Huck International, 1998T  137,500     137,500                  0      16,100                    0              3,363
 Inc.                           1998   255,962     215,000                  0       8,000                    0                  0
                                1997   199,487     180,000                  0       6,000                    0                  0
---------------------------------------------------------------------------------------------------------------------------------

(1) During 1998, the Company changed its fiscal year-end from June 30 to December 31. Executive compensation for the six-month transition period July 1 to December 31, 1998 is shown as 1998T.
(2) Bonuses accrued under the Company's Key Executive Bonus Plan are paid after the fiscal year in which they are accrued.
(3) Amounts paid to Mr. McNulty represent Supplemental Cash Payments made upon the exercise of stock options pursuant to stock options granted prior to fiscal year 1992. Such payments reflect tax gross-up amounts pursuant to the terms of the stock options granted. There are no stock options remaining unexercised that contain a tax gross-up supplemental payment.
(4)  The fiscal 1999 LTIP payouts were made in July 1999 from the Company's
     Key Executive Long-Term Incentive Plan for the plan period July 1, 1996 through June 30, 1999. The fiscal 1998 and 1997 LTIP Payouts were made, respectively, in August of the subsequent fiscal year, with regard to the three-year Plan periods ending June 30, 1998 and June 30, 1997. LTIP payments are made 50 percent in cash and 50 percent Company common stock valued at market on June 30. Messrs. Wilson, Corbin, Crippen, McNulty and Zorich received 5,791, 2,084, 2,281, 1991 and 2,050 shares in 1999. Messrs.
     Wilson, Corbin and McNulty received 2,209, 1,172, and 861 shares respectively in 1998 and 7,548, 3,078 and 2,080 shares respectively in 1997. Messrs. Crippen and Zorich first became eligible for payment of Plan benefits in 1999.
(5) The amounts are the Company's matching contributions on behalf of each named individual under the Company's Employee Retirement Savings and Investment Plan, a 401(k) plan and the Company's 401(k) restoration plan, a non- tax qualified deferred compensation plan. Amounts deferred to the 401(k) plan are included in salary compensation.

Stock Option Grants in 1999

     The table below shows the Company's stock option grants to the named Executive Officers in 1999. The 1996 Stock Awards Plan, pursuant to which these grants were made, authorizes the Compensation and Management Development Committee to grant stock options, stock appreciation rights, shares of restricted stock and other awards valued by reference to the Company's common stock.


Option/SAR Grants In 1999


----------------------------------------------------------------------------------------------------------------------
                                          Individual Grants/(1)/                           Potential Realizable
                                                                                                 Value at
                                                                                           Assumed Annual Rates
                                                                                              of Stock Price
                                                                                     Appreciation for Option Term/(2)/
----------------------------------------------------------------------------------------------------------------------

                                        Percent of Total
                          Number of       Options/SARs
                          Securities       Granted to
                          Underlying      Employees in    Exercise or
                         Options/SARs     Fiscal Year     Base Price    Expiration
Name                     Granted (#)                       ($/Share)       Date               5% ($)            10% ($)
----------------------------------------------------------------------------------------------------------------------
 James R. Wilson              180,450              17.87       $37.40      2/18/09       $4,253.206        $10,732,361
                              150,000              14.85        30.53     12/10/09        2,885,207          7,281,715
----------------------------------------------------------------------------------------------------------------------
 Richard L. Corbin             54,150               5.36        37.40      2/18/09        1,276,315          3,220,600
                               45,125               4.47        30.53     12/10/09          867,966          2,190,582
-----------------------------------------------------------------------------------------------------------------------
 Robert L. Crippen                  0                 --           --           --               --                 --
                               51,550               5.10        30.53      9/10/09          991,588          2,502,483
 ----------------------------------------------------------------------------------------------------------------------
 James E. McNulty              51,550               5.10        37.40      3/18/09        1,215,033          3,065,965
                               42,950               4.25        30.53      9/10/09          826,131          2,084,997
----------------------------------------------------------------------------------------------------------------------
 Bruce M. Zorich               47,300               4.68        37.40      2/18/09        1,114,861          2,813,193
                               39,425               3.90        30.53     12/10/09          758,328          1,913,877
----------------------------------------------------------------------------------------------------------------------

(1) All stock option grants are issued at market value on the date of grant. Options issued during 1999 are exercisable in an increment of one-fourth each year of a four-year vesting period. Options issued during 1998 are exercisable in an increment of one-third each year of a three-year vesting period. Options issued prior to August 21, 1997 became exercisable one year after the date of grant. All options have a ten-year term. Options lapse three months after the date of termination of employment except for retirement, death or disability.
(2) No gain will be realized by an optionee without an increase in the price of the Company's common stock that will correspondingly increase the value of the common stock outstanding held by all stockholders. At December 31, 1999, a 5 percent and a 10 percent gain over the ten-year option period would increase the total value of the Company's outstanding common stock by $763.3 million and $1,926.4 million, respectively. There can be no assurance that the gains shown in the table will be realized since any gain is dependent on the performance of the Company's common stock price which is attributable to many factors including but not limited to Company performance and stock market conditions. The value of the realized gains shown in this table is provided solely for illustrative purposes only in compliance with rules promulgated by the Securities and Exchange Commission.

Stock Options Exercised During 1999

The following table presents information regarding the exercise of options held by the named Executive Officers during 1999, to purchase shares of the Company's common stock and the value of unexercised stock options.

Aggregated Option/SAR Exercises in 1999 and Year-End Option/SAR Values


-----------------------------------------------------------------------------------------------------------------------------
                                                                                 Number of Securities    Value of Unexercised
                                                                                Underlying Unexercised       In-the-Money
                                                                                     Options/SARs           Options/SARs at
                                                                                      at Year-End            Year-End/(1)/
                                                                                          (#)                     ($)
-----------------------------------------------------------------------------------------------------------------------------
Name                                            Shares Acquired      Value           Exercisable/            Exercisable/
                                                On Exercise (#)   Realized ($)       Unexercisable           Unexercisable
-----------------------------------------------------------------------------------------------------------------------------
 James R. Wilson                                              0             0          354,633/377,117     $5,700,130/370,313
-----------------------------------------------------------------------------------------------------------------------------
 Richard L. Corbin                                            0             0           74,900/112,675      1,155,975/111,402
-----------------------------------------------------------------------------------------------------------------------------
 Robert L. Crippen                                            0             0            29,700/64,950        188,218/127,264
-----------------------------------------------------------------------------------------------------------------------------
 James E. McNulty                                             0             0           95,700/107,900      1,675,092/106,033
-----------------------------------------------------------------------------------------------------------------------------
 Bruce M. Zorich                                              0             0           10,700/100,125               0/97,330
-----------------------------------------------------------------------------------------------------------------------------

(1) Value is calculated based on the average closing New York Stock Exchange price of the Company's common stock as of December 31, 1999, minus the option exercise price.

Long-Term Compensation


During 1999, the Compensation and Management Development Committee discontinued the Company's Key Executive Long-Term Incentive Plan ("LTIP") and replaced it with stock option grants for Messrs. Wilson, Corbin, McNulty and Zorich.
Messrs. Wilson, Corbin, McNulty and Zorich participate in the LTIP for the 2.5 year Plan performance period beginning July 1, 1998 and ending December 31, 2000 and the three-year Plan performance period beginning July 1, 1997 and ending June 30, 2000. The LTIP remains in place for the Key Executives at Thiokol Propulsion including Mr. Crippen through the Plan period ending December 31, 2002.

The Plan provides a target bonus opportunity based on a percentage of each participant's base annual compensation determined by the participant's salary grade. The opportunity ranges from 65 percent of base annual compensation for the lowest salary grade covered by the Plan to 100 percent of base annual compensation for the highest salary grade covered by the Plan. The amount of the bonus award paid will vary from 25 percent of the target bonus opportunity being paid if the threshold bonus opportunity goals are achieved; 100 percent of the target bonus opportunity if the target bonus goals are achieved; and a maximum bonus of 200 percent of the target bonus opportunity if the maximum bonus targets are achieved. The bonus earned is paid 50 percent in cash and 50 percent in Company common stock.

Mr. Crippen participates in the LTIP Plan and received an award for the three-year period January 1, 1999 through December 31, 2001. The Plan's bonus opportunity for Mr. Crippen has been set on attainment of certain financial and performance targets to be achieved with respect to the management of Thiokol Propulsion and the RSRM shuttle contract. Mr. Crippen's threshold, target and maximum bonus opportunity set forth in the table reflect the combined value of the cash and stock contingently granted at the beginning of the three-year performance period.

Long-Term Incentive Plan Awards in 1999

----------------------------------------------------------------------------------------
                                                             Estimated Future Payouts
                                         Performances or      under Non-Stock Price-
                                           Other Period             Based Plans
                                         Until Maturation  -----------------------------
                                            or Payout          $         $         $
Name                                                       Threshold   Target   Maximum
----------------------------------------------------------------------------------------
 James R. Wilson                                      ---          0         0         O
----------------------------------------------------------------------------------------
 Richard L. Corbin                                    ---          0         0         0
----------------------------------------------------------------------------------------
 Robert L. Crippen                                3 Years     66,938   267,750   535,000
----------------------------------------------------------------------------------------
 James E. McNulty                                     ---          0         0         0
----------------------------------------------------------------------------------------
 Bruce M. Zorich                                      ---          0         0         0
----------------------------------------------------------------------------------------

Retirement Plan

The Company maintains a defined benefit Pension Plan for non-bargaining unit employees and funds its entire cost. The following table shows the estimated annual benefits payable upon retirement (including amounts attributable to the defined benefit excess plan) for the specified compensation and years of service.

Pension Plan Table


                                                    ----------------------------------------------------------------
                                                     Years of Service
--------------------------------------------------------------------------------------------------------------------
 Remuneration                                              15        20        25         30          35          40
--------------------------------------------------------------------------------------------------------------------
 $200,000                                            $ 55,451  $ 75,435  $ 96,419   $117,403  $  138,386  $  153,186
--------------------------------------------------------------------------------------------------------------------
400,000                                               114,851   156,135   199,419    242,703     285,986     315,586
--------------------------------------------------------------------------------------------------------------------
600,000                                               174,251   236,835   302,419    368,003     433,586     477,986
--------------------------------------------------------------------------------------------------------------------
800,000                                               233,651   317,535   405,419    493,303     581,186     640,386
--------------------------------------------------------------------------------------------------------------------
1,000,000                                             293,051   398,235   508,603    618,603     728,786     802,786
--------------------------------------------------------------------------------------------------------------------
1,500,000                                             441,551   599,985   765,919    931,853   1,097,786   1,208,786
--------------------------------------------------------------------------------------------------------------------

     As of December 31, 1999, the named Executive Officers had the following credited years of service for determining pension benefits: James R. Wilson,
10.6 years; Richard L. Corbin, 5.8 years; Robert L. Crippen, 3.2 years; and James E. McNulty, 10.6 years.

     Except for Bruce M. Zorich, all of the Executive Officers named in the Summary Compensation Table participate in the Plan. Pension benefits are based on the average earnings for the highest five consecutive years of the final ten years of service. Compensation included in the final average earnings for pension benefit computation includes base annual salary and annual bonuses but excludes payments from the Company's Executive Long-Term Incentive Plan and all other annual compensation shown in the Summary Compensation Table. Unreduced pension benefits are calculated pursuant to the Plan's benefit formula as a straight life annuity payable at age 67. Executive Officers of the Company retire at age 65. Benefits may be payable in the form of a joint and survivor or a ten-year certain option.

     Because the Pension Plan is subject to the benefit and compensation limits under the Internal Revenue Code of 1986 (the "Code"), the Company has established an unfunded Excess Benefit Plan that provides for payment of amounts that would have been paid to employees under the pension formula absent the benefit limitations of the Code.

     The Company also maintains a Supplemental Executive Retirement Plan ("SERP") designed to provide unfunded supplemental retirement benefits to certain Executive Officers and key employees of the Company. The SERP is designed to provide such selected employees a benefit at retirement equal to 60 percent of the participant's average five highest consecutive years of compensation during the last ten years. The SERP also pays the benefit that would otherwise be payable from the Excess Benefit Plan. Plan benefits are offset by amounts the participant receives from the Company's Retirement Plan and any pension benefits received from other employer plans including military pensions. A reduced early retirement benefit is available only at the discretion of the Chairman of the Board or President. The SERP provides accelerated benefit accrual, vesting, payment and tax gross up in the event of a change of control of the

Company as defined by the Board of Directors. Messrs. Wilson, Corbin, Crippen and McNulty participate in the SERP.

     The Company may elect to fund and secure all or a part of the Excess Benefit Plan and SERP benefits through the use of a "Rabbi" Trust meeting the Code requirements. All such funding is subject to the claims of the Company's creditors.

     Bruce M. Zorich participates in the Huck International, Inc. Personal Retirement Account Plan ("PRA"), a cash balance plan, providing benefits based on age and salary. Mr. Zorich's estimated annual retirement benefit at age 65 is $41,895. Mr. Zorich also participates in the Huck International, Inc. Excess Benefit Plan for Selected Employees ("Plan") which is designated to provide supplemental benefits in addition to the PRA benefits. Mr. Zorich's estimated Plan benefit payable from the Excess Benefits Plan in the form of a lump sum at age 65 is $1,298,487.

Termination of Employment and Change of Control Agreements

     The Company has entered into change of control employment agreements with Messrs. Wilson, Corbin, Crippen, McNulty, Zorich and certain other key employees. These agreements are intended to provide for continuity of employment in the event of a change of control as defined by the agreements, including the following events: (i) acquisition by any person of 20 percent or more of the voting securities of the Company; (ii) changes of the "incumbent Board" as defined in the agreements; (iii) reorganization, merger or consolidation of the Company; or (iv) liquidation or sale of the Company. Each of the agreements requires continued employment of the executive following a change of control on a basis equivalent to his employment immediately before such change. In the event that during the three-year period following a change of control, the executive terminates his employment for "good reason" (as defined in the agreements) or for any reason during the 30-day period commencing one year after the change of control or the Company terminates the executive's employment "without cause" (as defined in the agreements), the executive would be entitled to receive a lump sum payment equal to three times the sum of the executive's salary, average long-term bonus and highest annual bonus plus service and earnings credits under any Company retirement plan which would have been earned during the employment period and the continuance of fringe benefits during the three years after such termination. The agreements provide that payments from the Company which (a) constitute "parachute payments" as defined in Section 280G of the Code and (b) would subject the executive to the 20 percent excise tax (the "Excise Tax") contained in Section 4999 of the Code, will be "grossed up" by an additional payment in an amount defined by the agreements which takes into account the Excise Tax, tax penalties and interest, as the case may be, with respect to any such "parachute payments." The amounts of such parachute payments, pursuant to the terms described above, are only determinable with specificity on the date such payment obligations, if any, are triggered.

Effects of the Alcoa Offer and Merger under Company Stock Plans and Agreements between the Company and its Executive Officers

  The merger agreement between the Company and Alcoa provides that each outstanding option to purchase shares of Common Stock (including any related alternative rights) granted under any stock option or compensation plan or arrangement of the Company or its subsidiaries (collectively, the "Company Option Plans") (including those granted to current or former employees and directors of the Company or any of its subsidiaries) (the "Employee Stock Options") will become exercisable, and each share of restricted Common Stock granted under the Company Option Plans will vest in full and become fully transferable and free of restrictions, either prior to the purchase of shares of Common Stock pursuant to the Alcoa tender offer or immediately prior to the effective time of the Merger, as permitted pursuant to the terms and conditions of the applicable Company Option Plan. The merger agreement provides that the Company will offer to each holder of an Employee Stock Option that is outstanding immediately prior to the first purchase of shares pursuant to the tender offer (whether or not then presently exercisable or vested) to cancel such Employee Stock Option in exchange for an amount in cash equal to the product obtained by multiplying (1) the difference between the price per share paid in the tender offer and the per share exercise price of such Employee Stock Option, by (2) the number of shares of Common Stock covered by such Employee Stock Option. Each Employee Stock Option, the holder of which does not accept such offer, that remains outstanding immediately before the effective time of the Merger will be assumed by Alcoa and converted, effective as of the Effective Time, into an option with respect to that number (the "New Share Number") of shares of common stock, par value $1.00 per share, of Alcoa ("Alcoa Common Stock") that equals the number of shares of Common Stock subject to such Employee Stock Option immediately before the Effective Time, multiplied by an amount equal to the Merger Consideration divided by the Alcoa Share Value (as defined below), rounded to the nearest whole number, with a per-share exercise price equal to the aggregate exercise price of such option immediately before the Effective Time, divided by the New Share Number, rounded to the nearest whole cent. However, in the case of any such converted Employee Stock Option that was granted as an "incentive stock option" within the meaning of Section 422 of the Internal Revenue Code and did not cease to qualify as such as a result of any acceleration of vesting provided for above or otherwise, the number of shares subject to the new option will be rounded down to the nearest whole number in determining the New Share Number, and the new per-share exercise price will be determined by rounding up to the nearest whole cent. The Alcoa Share Value means the average of the daily high and low trading prices of the Alcoa Common Stock on the New York Stock Exchange on each trading day during the period of 30 days ending the second trading day prior to the effective time of the Merger.

     The purchase of shares pursuant to the tender offer will constitute a "change of control" for purposes of the change-of-control employment agreements that the Company has entered into with Messrs. Wilson, Corbin, Crippen, McNulty, Zorich and certain other key employees, including all of the other executive officers of the Company. Messrs. Wilson, Corbin, and McNulty and four other executive officers will have "good reason" to terminate their employment under their agreements as a result of the consummation of the transactions contemplated by the merger agreement, and accordingly Alcoa has agreed that the Company will pay them all cash severance benefits to which they are entitled under the above agreements immediately upon the consummation of the Merger, regardless of whether their employment terminates at that time. The cash severance payable to these individuals, assuming the merger occurs on June 1, 2000, would be: Mr. Wilson, $8,115,515; Mr. Corbin, $3,050,841; Mr. McNulty,
$2,832,678; and the four other executive officers as a group, $3,214,803. The Company estimates that if the other executive officers' employment were terminated without cause on June 1, 2000, their cash severance would be: Mr. Crippen, $3,263,136; and Mr. Zorich, $2,428,034. The executives' non-cash severance benefits will in all cases be provided at the time their employment terminates. To the extent that any payments to the executives with change-of-control employment agreements are subject to the excise tax on excess parachute payments, the Company will also be required to make them whole for that tax.

  In addition, Mr. Wilson and two other executive officers currently meet, or as a result of the provisions of their agreements will meet, the eligibility requirements for retiree medical benefits under the Company's retiree medical plan. Alcoa has therefore agreed that the Company will provide such individuals, and six other executives, with lifetime retiree medical benefits not less favorable than those currently in effect for eligible retirees, beginning when the period of continuation of active employee medical benefits as part of their severance package (if applicable) expires; provided, that the Company may satisfy this obligation in full by purchasing insurance coverage providing such benefits at a cost to the Company not to exceed $450,000 in the aggregate.

  Under the Company's Key Executive Long-Term Incentive Plan, all cycles that are ongoing at the time of the first purchase of Shares pursuant to the tender offer are required to be paid out based upon target or actual performance, whichever is better. Assuming that such purchase occurs before June 30, 2000, the payments under this plan to the executive officers will be: Mr. Wilson, $2,033,358; Mr. Corbin, $760,434; Mr. Crippen, $1,049,326; Mr.
McNulty, $727,251; Mr. Zorich, $533,374; and all other executive officers as a group, $668,359. Under the Key Executive Bonus Plan, the awards for 2000 are required to be paid out upon the first purchase of shares pursuant to the tender offer, without proration, based upon target or actual performance, whichever is better. Assuming that such purchase occurs before June 30, 2000, the payments under this plan to the executive officers will be: Mr. Wilson, $542,500; Mr. Corbin, $176,000; Mr. Crippen, $167,500; Mr. McNulty, $167,500; Mr. Zorich,
$157,500; and all other executive officers as a group, $248,400.

     Under the Company's Supplemental Executive Retirement Plan, participants will be paid cash lump-sum benefits upon the first purchase of Shares pursuant to the Offer, based upon their full benefit at normal retirement age, without offsets except for benefits under the Company's qualified pension plan. In addition, participants are entitled to receive a gross-up for all federal, state and local income taxes and excess parachute excise tax imposed on the lump-sum payments. Assuming that these payments are made on June 1, 2000, the estimated payments (not including tax gross-ups) will be: Mr. Wilson, $13,589,727; Mr. Corbin, $5,584,860; Mr. Crippen, $2,260,307; Mr. McNulty, $4,917,777; and all
other executive officers as a group, $5,065,101; and the estimated aggregate income (but not excise) tax gross-ups for all executive officers will be $29,059,218.

     The Company intends to amend the relocation package to which Mr. Ayers is currently entitled to provide that Mr. Ayers may elect to have the Company purchase either the residence in Salt Lake City that he is currently having built, or his existing residence in Ogden, Utah (currently the relocation package provides only for the purchase of the Ogden residence).

Director Compensation

     The Board's compensation program is designed to provide compensation at levels to meet competitive conditions for the retention and recruitment of qualified individuals to serve as directors on the Company's Board of Directors. The compensation program consists of an annual $30,000 cash retainer and an annual retainer of $20,000 paid in the form of restricted stock designed to align a portion of a directors' compensation with the performance of the Company's common stock.. A fee of $1,000 and travel expenses are paid for each Board meeting attended. Each Committee chairman also receives an annual retainer of $3,000. Directors who are employees of the Company receive no compensation for their services as directors. Mr. James R. Wilson is the only employee serving as a director.

     The Company maintains a Deferred Fees Plan under which non-employee directors may elect to defer all or part of the payment of their directors' compensation until such time as they cease to be a director. Directors may elect to have their deferred account credited with amounts in cash (similar to interest) or with amounts reflecting the change in the price of the Company's common stock and payment of dividends. All distributions of a director's account are made in cash. Edsel D. Dunford, David J. Lesar, D. Larry Moore, and Robert
H. Jenkins participate in the Plan. Two retired directors with an interest in the Plan are receiving benefits.

     The Company's director restricted stock grants are made contingent upon a director remaining a member of the Board of Directors. The shares do not vest until the director's retirement or in the event of disability or death or change in control of the Company. In the event a director resigns from the board or otherwise elects not to stand for election as a director, the restricted shares granted to such director are forfeited unless 80 percent of the Board of Directors then in office, with the affected director abstaining, otherwise takes formal action to waive such forfeiture. During the tenure of such director's service on the board, the shares are restricted with respect to transferability, assignability or encumbrance, and such restrictions are only released upon the director's retirement, death or disability unless otherwise waived by formal action by the Board of Directors, as described above. During such time as the restrictions apply to the Company's common stock granted to the director, the director has voting rights and receives dividends and other distributions or adjustments on such common stock. The number of shares of director restricted stock granted to each non-employee director is calculated by dividing the average of the high and low New York Stock Exchange price on the first trading day of July into the $20,000 stock retainer with each fractional share rounded up to the next whole share.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

The following table sets forth information as of December 31, 1999, with respect to the shares of the Company's common stock which are held by persons known to the Company to be beneficial owners of more than five percent of such stock.

------------------------------------------------------------------------------------------------------------
Name and Address                                    Amount of Nature                              Percent of
of Beneficial Owners                          of Beneficial Ownership/(1)/                           Class
------------------------------------------------------------------------------------------------------------
 FMR Corp.                                    Aggregate Amount:                  5,261,540           14.33
 82 Devonshire Street                         Sole Voting Power/(2)/:              377,000
 Boston, Massachusetts 02109                  Shared Voting Power:                       0
                                              Sole Dispositive Power:            5,261,540           14.33
                                              Shared Dispositive Power:                  0
------------------------------------------------------------------------------------------------------------

(1)  As reported on Schedule 13G.
(2)  Less than 1%.

The following table shows the Company's common stock beneficially owned as of March 24, 2000, by each director and nominee for director and each of the Executive Officers named in the Summary Compensation table, and the aggregate number of such shares beneficially owned by all directors and Executive Officers of the Company as a group. Unless otherwise indicated in the footnotes, each named person and member of the group has sole voting and investment power with respect to the shares shown.


Security Ownership of Directors and Executive Officers

----------------------------------------------------------------------------------------------------------
Name                                                                                  Shares  Beneficially
                                                                                           Owned/,(1)/
----------------------------------------------------------------------------------------------------------
 Neil A. Armstrong                                                                        3,266/(2)/
----------------------------------------------------------------------------------------------------------
 Michael P.C. Carns                                                                       1,384/(2)/
----------------------------------------------------------------------------------------------------------
 Richard L. Corbin                                                                            84,434
----------------------------------------------------------------------------------------------------------
 Robert L. Crippen                                                                            35,300
----------------------------------------------------------------------------------------------------------
 Edsel D. Dunford                                                                         8,004/(2)/
----------------------------------------------------------------------------------------------------------
 Robert H. Jenkins                                                                          966/(4)/
----------------------------------------------------------------------------------------------------------
 Steven G. Lamb                                                                             948/(3)/
----------------------------------------------------------------------------------------------------------
 David J. Lesar                                                                             948/(3)/
----------------------------------------------------------------------------------------------------------
 James E. McNulty                                                                            109,588
----------------------------------------------------------------------------------------------------------
 D. Larry Moore                                                                           3,866/(2)/
----------------------------------------------------------------------------------------------------------
 William O. Studeman                                                                      1,266/(2)/
----------------------------------------------------------------------------------------------------------
 Donald C. Trauscht                                                                       1,666/(2)/
----------------------------------------------------------------------------------------------------------
 James R. Wilson                                                                             381,869
----------------------------------------------------------------------------------------------------------
 Bruce M. Zorich                                                                              12,750
----------------------------------------------------------------------------------------------------------
 All directors, nominees and Executive Officers as a group
    (18 persons, including those named).                                                     738,642
----------------------------------------------------------------------------------------------------------

(1) Includes shares which may be acquired presently or within 60 days upon exercise of stock options: Messrs. Corbin 74,900; Crippen 29,700; McNulty 95,700; Wilson 354,633; Zorich 10,700; and all directors, nominees and Executive Officers as a group 644,916 shares.
(2) Includes 866 shares contingently granted pursuant to the Directors' Restricted Stock Program.
(3) Includes 948 shares contingently granted pursuant to the Directors' Restricted Stock Program.
(4) Includes 966 shares contingently granted pursuant to the Directors' Restricted Stock Program.

     No individual's beneficial holdings total more than one percent of the outstanding shares; the holdings of the group represent 2.0 percent of the outstanding shares with respect to the most recently concluded fiscal year.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     None.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  DOCUMENTS FILED AS PART OF THIS REPORT

1.   Financial Statements

The following consolidated financial statements are included in Item 8:

     Management's Report on Financial Statements.

     Report of Ernst & Young LLP, Independent Auditors.

     Consolidated Statements of Income -- Years ended
     December 31, 1999, 1998 and 1997.

     Consolidated Balance Sheets - December 31, 1999 and December 31, 1998.

     Consolidated Statements of Cash Flows -- Years ended
     December 31, 1999, 1998 and 1997.

     Consolidated Statements of Stockholders' Equity -- Years ended December 31, 1999, 1998 and 1997.

     Notes to Consolidated Financial Statements.

2.  Financial Statement Schedules

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CORDANT TECHNOLOGIES INC. (PARENT COMPANY)

STATEMENTS OF INCOME


                                                                               Year Ended December 31
                                                          ----------------------------------------------------
(in millions, except per share data)                          1999                   1998                 1997
--------------------------------------------------------------------------------------------------------------
Net sales                                                    $588.0                $643.0               $645.5

Operating expenses:
     Cost of sales                                            481.9                 540.2                554.6
     General and administrative                                35.8                  37.3                 33.6
     Research and development                                   8.2                   7.9                  6.9
--------------------------------------------------------------------------------------------------------------
        Total operating expenses                              525.9                 585.4                595.1

Income from operations                                         62.1                  57.6                 50.4

Equity income of affiliates                                   143.2                 103.5                 47.0
Interest income                                                 6.3                  11.0                  6.9
Interest expense                                              (41.5)                (16.7)                (1.4)
Other, net                                                      5.3                   5.5                  7.9
--------------------------------------------------------------------------------------------------------------
Income before income taxes                                    175.4                 160.9                110.8
Income taxes                                                   11.0                  18.9                 21.3
--------------------------------------------------------------------------------------------------------------
Net income                                                   $164.4                $142.0               $ 89.5
--------------------------------------------------------------------------------------------------------------

Income per share before extraordinary item:
     Basic                                                   $ 4.49                $ 3.89               $ 2.64
     Diluted                                                 $ 4.39                $ 3.79               $ 2.57
Net income per share:
     Basic                                                   $ 4.49                $ 3.89               $ 2.45
     Diluted                                                 $ 4.39                $ 3.79               $ 2.38

---------------------------------------------------------------------------------------------------------------
Dividends per share                                          $  .40                $  .40               $  .385
---------------------------------------------------------------------------------------------------------------

See note to parent company financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CORDANT TECHNOLOGIES INC. (PARENT COMPANY)
BALANCE SHEETS

                                                                          ----------------------------
                                                                                    December 31
                                                                          ----------------------------
(in millions)                                                                  1999          1998
------------------------------------------------------------------------------------------------------
ASSETS
Current Assets
   Cash and cash equivalents                                                 $    1.0      $    1.1
   Receivables                                                                   49.8          58.1
   Inventories                                                                   33.6          30.5
   Deferred income taxes and prepaid expenses                                    64.3          55.9
------------------------------------------------------------------------------------------------------
                  Total Current Assets                                          148.7         145.6
Property, Plant and Equipment
   Land                                                                          11.9          11.9
   Buildings and improvements                                                   210.1         185.2
   Machinery and equipment                                                      213.1         227.7
------------------------------------------------------------------------------------------------------
                  Total Property, Plant and Equipment                           435.1         424.8
                  Less allowances for depreciation                             (277.4)       (266.5)
------------------------------------------------------------------------------------------------------
                  Net Property, Plant and Equipment                             157.7         158.3
Other Assets
   Investment in subsidiaries                                                 1,413.8         898.8
   Costs in excess of net assets of businesses acquired, net                     24.1          25.1
   Other noncurrent assets                                                       43.8          54.8
------------------------------------------------------------------------------------------------------
                  Total Other Assets                                          1,481.7         978.7
------------------------------------------------------------------------------------------------------
                  Total Assets                                               $1,788.1      $1,282.6
------------------------------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
   Short-term debt                                                           $   24.6      $   36.0
   Accounts payable                                                              31.9          22.3
   Accrued compensation                                                          27.3          23.9
   Other accrued expenses                                                        21.0          42.5
------------------------------------------------------------------------------------------------------
                   Total Current Liabilities                                    104.8         124.7
Noncurrent Liabilities
   Accrued retiree benefits                                                      67.9          68.3
   Deferred income taxes                                                         72.1          50.1
   Accrued interest and other noncurrent liabilities                             66.0          76.7
   Long-term debt                                                               600.0         260.0
   Inter-company advances from affiliates                                        61.2          34.9
------------------------------------------------------------------------------------------------------
                  Total Noncurrent Liabilities                                  867.2         490.0
Commitments and contingent liabilities
Stockholders' Equity
   Common stock (par value $1.00 per share)
                  Authorized - 200 shares
                  Issued - 41.1 shares at December 31, 1999 and 1998
                  (includes treasury shares)                                     41.1          41.1
   Additional paid-in capital                                                    48.0          47.4
   Retained earnings                                                            808.5         658.8
   Accumulated other comprehansive income (loss)                                (10.0)         (3.9)
------------------------------------------------------------------------------------------------------
                                                                                887.6         743.4
   Less common stock in treasury, at cost
                  (4.4 and 4.6 shares at December 31, 1999 and 1998,
                        respectively)                                           (71.5)        (75.5)
------------------------------------------------------------------------------------------------------
                                 Total Stockholders' Equity                     816.1         667.9
------------------------------------------------------------------------------------------------------
                                 Total Liabilities and Stockholders' Equity  $1,788.1      $1,282.6
------------------------------------------------------------------------------------------------------

See note to parent company financial statements.

SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF
CORDANT TECHNOLOGIES INC. (PARENT COMPANY)

STATEMENTS OF CASH FLOWS

                                               --------------------------------------------------
                                                              Year Ended December 31
                                               --------------------------------------------------
(in millions)                                   1999                  1998                 1997
-------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net income                                     $ 164.4              $ 142.0              $  89.5
Adjustments to reconcile net income to
  net cash provided by operating
  activities:
      Depreciation                                17.4                 18.7                 19.9
      Amortization                                 1.0                  3.5                  8.1
      Equity income                             (143.2)              (103.5)               (47.0)
      Changes in operating assets and
        liabilities:
           Receivables                             8.3                 23.6                  3.3
           Inventories                            (3.1)                (1.6)                 4.6
           Accounts payable and accrued            2.9                 (7.0)                 9.4
             expenses
           Income taxes                           11.8                  1.9                (19.2)
           Other - net                            (2.4)               (14.4)               (20.4)
-------------------------------------------------------------------------------------------------
               Net cash provided by operating
                 activities                       57.1                 63.2                 48.2

INVESTING ACTIVITIES
Investment in Subsidiaries                      (385.0)              (232.5)              (171.3)
Purchases of property, plant and equipment       (17.8)               (18.3)                (9.5)
Proceeds from disposal of assets                   1.0                  2.0                  1.4
-------------------------------------------------------------------------------------------------
               Net cash used for investing
                 activities                     (401.8)              (248.8)              (179.4)

FINANCING ACTIVITIES
Net change in short-term debt                    (11.4)                36.0
Issuance of long-term debt                       485.0                300.0                138.0
Repayment of long-term debt                     (145.0)              (148.0)               (37.5)
Net loans by subsidiaries                         26.3                 22.0                 17.7
Dividends paid                                   (14.7)               (14.6)               (14.1)
Purchase of common stock for treasury                                 (14.4)                (7.9)
Stock option transactions                          4.4                  4.7                  6.1
-------------------------------------------------------------------------------------------------
                Net cash provided by
                  (used for) financing
                  activities                     344.6                185.7                102.3
-------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash
  equivalents                                      (.1)                  .1                (28.9)
Cash and cash equivalents at beginning of
  year                                             1.1                  1.0                 29.9
-------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year       $   1.0              $   1.1              $   1.0
-------------------------------------------------------------------------------------------------

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

The Parent Company only financial statements were prepared with the investments in its wholly and partially owned subsidiaries stated at cost plus the undistributed earnings. These statements should be read in conjunction with the Company's consolidated financial statements, which are included in this report. Reclassifications were made to the 1998 and 1997 financial statements to conform to the 1999 presentation.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

CORDANT TECHNOLOGIES INC.


(dollars in millions)
----------------------------------------------------------------------------------------------------------------
                               BALANCE AT        CHARGED TO      CHARGED TO     DEDUCTIONS FROM     BALANCE AT
       DESCRIPTION            BEGINNING OF        COSTS AND         OTHER          RESERVES       END OF PERIOD
                                 PERIOD           EXPENSES        ACCOUNTS
----------------------------------------------------------------------------------------------------------------
CORDANT TECHNOLOGIES INC. CONSOLIDATED:
   For the Year Ended December 31, 1999
Reserves:
   Accounts Receivable                  $ 7.8               --             --              (1.8)           $ 6.0
   Warranty Reserves                     24.1              3.7             --              (3.4)            24.4

   For the Year Ended December 31, 1998
Reserves:
   Accounts Receivable                    6.3              1.8             --               (.3)             7.8
   Warranty Reserves                     19.7              7.4             --              (3.0)            24.1

   For the Year Ended December 31, 1997
Reserves:
   Accounts Receivable                    1.5              1.0            4.0               (.2)             6.3
   Warranty Reserves                    $ 1.1              4.9           13.7                --            $19.7
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

     3.  Index to Exhibits

     Exhibit
     Number                                        Description
     -------                                       -----------

     (2) Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession.

          2.01 Agreement and Plan of Merger, dated as of March 14, 2000, among Alcoa Inc., Omega Acquisition Corp. and Cordant Technologies Inc.: Incorporated by reference to Exhibit 7 to Amendment No. 2 to the Schedule 13D of Cordant Technologies Inc. and Cordant Technologies Holding Company with respect to the shares of common stock of Howmet International Inc., filed with the Securities and Exchange Commission on March 15, 2000.

          2.02    Letter Agreement, dated March 13, 2000, between Alcoa and
                  Howmet: Incorporated by reference to Exhibit (d)(3) to the Schedule TO of Alcoa and the Purchaser filed on March 20, 2000.

          2.03 Stock Purchase Agreement dated September 7, 1999 by and among Cordant Technologies Inc.; Continental/Midland, Inc.; KORE, Inc.; KORE II, Inc.; Robert S. Kaminski, solely as Trustee of the Robert S. Kaminski Revocable Trust; Mary Ann Kaminski and Lawrence H. Brenman solely as Co-Trustees of (A) the David Michael Kaminski Trust; (B) the Janice Marie Kaminski Trust; and (C) the Robert Michael Kaminski Trust; and Mary Ann
                  Kaminski: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1999.

          2.04 Stock Purchase Agreement among Huck International, Inc., Harvey Jacobson as Trustee to the Harvey Jacobson Revocable Trust No. 2, dated as of March 13, 1998: Incorporated by reference to Exhibit 10.30 to the Form 10-K for the fiscal year ended June 30, 1998.

     (3)  Certificate of Incorporation and By-Laws.

          3.01 Restated Certificate of Incorporation of the Company, effective July 3, 1989: Incorporated by reference as Exhibit 3 to Form 10-K for fiscal year ended June 30, 1989.

          3.02    Amended Certificate of Incorporation effective May 5, 1998:
                  Incorporated by reference as Exhibit 3(i) to Form 10-Q for the quarterly period ended March 31, 1998.

          3.03    Amended and Restated By-Laws effective July 22, 1999:
                  Incorporated by reference as Exhibit 3(ii) to Form 10-Q/A for the quarterly period ended June 30, 1999 .

     (4) Instruments defining the rights of security holders including indentures.

          4.01 Rights Agreement between Thiokol Corporation and First Chicago Trust Company of New York: Incorporated by reference to
                  Exhibit 4 to Form 8-A dated May 28, 1997.

          4.02 Amendment No. 1, dated as of March 14, 2000, to Rights Agreement, dated as of May 22, 1997, between Cordant Technologies Inc. and First Chicago Trust Company of New York, as Rights Agent: Incorporated by reference to Exhibit 2 to Form 8-A/A dated March 22, 2000.

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

          10.06 /1/Amended Form of Employment Agreement between certain of its executive officers including the five most highly compensated:
                  Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1990.

          10.07 /1/Thiokol Corporation Pension Plan (Second Restatement Effective January 1, 1989): Incorporated by reference as
                  Exhibit 10 to Form 10-K for fiscal year ended June 30, 1994.

          10.08 /1/Huck International, Inc. Personal Retirement Account Plan (Second Restatement Effective as of January 1, 1992):
                  Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1995.

          10.09 /1/Huck International, Inc. Supplemental Executive Retirement Plan (Effective January 1, 1992): Incorporated by reference as Exhibit 10 to Form 10-K for fiscal year ended June 30, 1995.

          10.10 Registration Rights Agreement by and between Blade Acquisition Corp., Thiokol Holding Company and Carlyle-Blade Acquisition Partners, L.P. dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.11 Holding Management Agreement by and between Howmet Corporation and Thiokol Holding Company dated as of December 13, 1995:
                  Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.12 Thiokol Transaction Fee Agreement by and between Howmet Holdings Acquisition Corp. and Thiokol Corporation dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.13 Standstill Agreement by and among Thiokol Holding Company, Thiokol Corporation, Carlyle-Blade Acquisition Partners, L.P. et al. dated as of December 13, 1995: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended December 31, 1995.

          10.14 /1/Form of Amended and Restated Employment Agreement dated March 1, 1999 by and among Cordant Technologies Inc. and Messrs. James R. Wilson, Richard L. Corbin, James E. McNulty, Bruce M. Zorich and certain other executive officers of the
                  Company: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended March 31, 1999.

          10.15 /1/Form Cordant Technologies Inc. 1999 Stock Option Grant Agreement Incentive Stock Option: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended March 31, 1999.

          10.16 /1/Form Cordant Technologies Inc. 1999 Stock Option Grant Agreement Non Qualified Stock Option: Incorporated by reference as Exhibit 10 to Form 10-Q for the quarterly period ended March 31, 1999.

          10.17 /1/Form of Cordant Technologies Inc., Executive Employment Agreement adopted by the Board of Directors July 22, 1999 covering certain executives of the Company including three executive officers of the Company: Incorporated by reference as exhibit 10 to Form 10-Q for the quarterly period ended June 30, 1999.

          10.18 /1/Cordant Technologies Inc. Supplemental Executive Retirement Plan Amended and Restated effective July 22, 1999:
                  Incorporated by reference as exhibit 10 to Form 10-Q for the quarterly period ended September 30, 1999.

          10.19 /1/Thiokol Corporation Grant Agreement Incentive Stock Option amended and restated June 16, 1997: Incorporated by reference to Exhibit 10.26 to Form 10-K for the fiscal year ended June 30, 1998.

          10.20 /1/Thiokol Corporation Grant Agreement Non-qualified Stock Option amended and restated June 16, 1997: Incorporated by reference to Exhibit 10.27 to Form 10-K for the fiscal year ended June 30, 1998.

          10.21 /1/Cordant Technologies Inc. Directors Restricted Stock Agreement dated July 1, 1998: Incorporated by reference to
                  Exhibit 10.28 to Form 10-K for the fiscal year ended June 30, 1998.

          10.22 Stock Purchase Agreement among Huck International, Inc., Harvey Jacobson as Trustee to the Harvey Jacobson Revocable Trust No. 2, dated as of March 13, 1998: Incorporated by reference to Exhibit 10.30 to Form 10-K for the fiscal year ended June 30, 1998.

          10.23 Amendment, dated as of March 13, 2000, to Corporate Agreement, among Howmet, the Company and Holding: Incorporated by reference to Exhibit 6 to Amendment No. 2 to Schedule 13D with respect to the Howmet Shares, filed by the Company and Holding on March 15, 2000.

          10.24 5-Year Revolving Credit Agreement, dated as of February 9, 2000 among Cordant Technologies Inc., the Lenders, Bank One, NA and the Administrative Agent, ABN AMRO Bank N.V. and Wachovia BANK, N.A., as Co-Documentation Agents: Incorporated by reference to Exhibit 10.0 to Form 8-K dated February 11, 2000.

          10.25 364-Day Revolving Credit Agreement, dated as of February 9, 2000 among Cordant Technologies Inc. the Lenders, Bank One, NA, as Administrative Agent, ABN AMRO Bank N.V., as Syndication Agent and Bank of America, N.A. and Wachovia Bank, N.A., as Co-Documentation Agents: Incorporated by reference to Exhibit
                 10.1 to Form 8-K dated February 11, 2000.

     (11) Statement re computation of per share earnings (included in Note 11 to Financial Statements included in Item 8).

     (21)  Subsidiaries of the Company.

     (23)  Consent of Ernst & Young LLP, independent auditors.

     (27)  Financial Data Schedule.

___________

/1/Management contract or compensatory plan or arrangement.


(b) REPORTS ON FORM 8-K

     Form 8-K filed November 12, 1999. Item 5 - Other Events - News release reporting the Company's proposal to purchase Howmet's remaining publicly held shares.

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, as of the 27th day of February 2000.

                               CORDANT TECHNOLOGIES INC.
                                     (Registrant)



                               By   /s/ Richard L. Corbin
                                  ---------------------------
                                      Richard L. Corbin
                                 Executive Vice President and
                                   Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated, as of the 27th day of March 2000.

          SIGNATURE                                         TITLE
          ---------                                         -----

/s/ James R. Wilson                         Chairman of the Board, President, Chief
---------------------------------           Executive Officer and Director
    James R. Wilson                         (Principal Executive Officer)


/s/ Richard L. Corbin                       Executive Vice President and Chief
---------------------------------           Financial Officer (Principal Financial
    Richard L. Corbin                       Officer)


/s/ Michael R. Ayers                        Vice President and Controller
---------------------------------           (Principal Accounting Officer)
    Michael R. Ayers


/s/ Neil A. Armstrong                       Director
---------------------------------
    Neil A. Armstrong


/s/ Michael P.C. Carns                      Director
---------------------------------
    Michael P.C. Carns



---------------------------------                   Director
    Edsel D. Dunford


/s/ Robert H. Jenkins                               Director
---------------------------------
    Robert H. Jenkins

---------------------------------                   Director
    Steven G. Lamb

/s/ David J. Lesar                                  Director
---------------------------------
    David J. Lesar


/s/ D. Larry Moore                                  Director
---------------------------------
    D. Larry Moore


/s/ William O. Studeman                             Director
---------------------------------
    William O. Studeman

                                                    Director
/s/ Donald C. Trauscht
---------------------------------
    Donald C. Trauscht

                                 Exhibit Index

Exhibit    Document
-------    -------

  (21)     Subsidiaries of the Company.

  (23)     Consent of Ernst & Young LLP, independent auditors.

  (27)     Financial Data Schedule.