Form 10-Q
period 2000-03-31
CORDANT TECHNOLOGIES INC
filed 2000-05-12
CIK 68366

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549


                                 Form 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended March 31, 2000

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


Common Stock, $1.00 par value, outstanding at April 30, 2000: 36,871,439.

                         CORDANT TECHNOLOGIES INC.
                       QUARTERLY REPORT ON FORM 10-Q
                               March 31, 2000


                                   INDEX

                                                                    Page

                    PART I. FINANCIAL INFORMATION

ITEM 1.    Financial Statements

           Consolidated Statements of Income - Three months
                ended March 31, 2000 and 1999                          3

           Consolidated Balance Sheets -
                March 31, 2000 and December 31, 1999                 4-5

           Consolidated Statements of Cash Flows - Three
                months ended March 31, 2000 and 1999                   6

           Consolidated Statements of Stockholders' Equity-
                Three months ended March 31, 2000 and 1999             7

           Notes to Consolidated Financial Statements               8-14

ITEM 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                15-25

ITEM 3.    Quantitative and Qualitative Disclosure about
                Market Risk                                           25


                      PART II. OTHER INFORMATION

ITEM 1.    Legal Proceedings                                          26

ITEM 5.    Other Information                                          27

ITEM 6.    Exhibits and Reports on Form 8-K                           27

SIGNATURES                                                            28

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)


                         CORDANT TECHNOLOGIES INC.
               CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
                    (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                                                           Three Months Ended
                                                                                                 March 31
                                                                                      --------------------------------
                                                                                           2000             1999
----------------------------------------------------------------------------------------------------------------------

Net sales                                                                                 $  662.6          $ 634.1

Operating expenses:
     Cost of sales                                                                           513.7            490.7
     Selling, general and administrative                                                      61.9             51.4
     Research and development                                                                  8.0              8.2
----------------------------------------------------------------------------------------------------------------------
         Total operating expenses                                                            583.6            550.3

Income from operations                                                                        79.0             83.8

Interest income                                                                                 .7              2.7
Interest expense                                                                             (12.2)            (9.5)
Other, net                                                                                    (1.6)             (.2)
----------------------------------------------------------------------------------------------------------------------
Income before income taxes and minority interest                                              65.9             76.8
Income taxes                                                                                 (23.7)           (22.5)
----------------------------------------------------------------------------------------------------------------------
Income before minority interest                                                               42.2             54.3
Minority interest                                                                             (4.6)            (7.1)
----------------------------------------------------------------------------------------------------------------------

Net income                                                                                 $  37.6          $  47.2
----------------------------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                                                                 $  1.02          $   1.29
     Diluted                                                                               $  1.00          $   1.26
----------------------------------------------------------------------------------------------------------------------
Dividends per share                                                                        $   .10          $    .10
======================================================================================================================

See notes to consolidated financial statements.


                                               CORDANT TECHNOLOGIES INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                     (IN MILLIONS)

                                                                               March 31
                                                                                 2000                 December 31
                                                                             (Unaudited)                   1999
------------------------------------------------------------------------------------------------------------------------
Assets
Current assets
     Cash and cash equivalents                                                    $   21.1                 $   37.1
     Receivables                                                                     293.0                    238.0
     Inventories                                                                     268.3                    261.7
     Deferred income taxes and prepaid expenses                                       63.6                     67.2
------------------------------------------------------------------------------------------------------------------------
         Total current assets                                                        646.0                    604.0

    Property, plant and equipment at cost, net                                       751.8                    755.0

Other assets
     Costs in excess of net assets of businesses
         acquired, net                                                               908.4                    903.8
     Patents and other intangible assets, net                                        101.1                    104.7
     Other noncurrent assets                                                         118.1                    114.5
------------------------------------------------------------------------------------------------------------------------
     Total other assets                                                            1,127.6                  1,123.0
------------------------------------------------------------------------------------------------------------------------
     Total assets                                                                 $2,525.4                 $2,482.0
========================================================================================================================

See notes to consolidated financial statements.


                                               CORDANT TECHNOLOGIES INC.
                                              CONSOLIDATED BALANCE SHEETS
                                                     (IN MILLIONS)
                                                                              March 31
                                                                                2000                   December 31
                                                                             (Unaudited)                   1999
------------------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities
     Short-term debt                                                            $    100.4                  $   83.6
     Accounts payable                                                                128.1                     137.6
     Accrued compensation                                                             91.0                     102.3
     Other accrued expenses                                                          212.8                     216.9
------------------------------------------------------------------------------------------------------------------------
         Total current liabilities                                                   532.3                     540.4

Noncurrent liabilities
     Accrued retiree benefits                                                        176.2                    174.1
     Deferred income taxes                                                            57.3                     61.5
     Accrued interest and other noncurrent liabilities                               215.5                     211.6
     Long-term debt                                                                  616.1                     601.3
------------------------------------------------------------------------------------------------------------------------
         Total noncurrent liabilities                                              1,065.1                   1,048.5

Commitments and contingent liabilities
Minority interest                                                                     81.2                      77.0
Stockholders' equity
     Common stock  (par  value  $1.00 per  share)  Authorized  - 200 shares
         Issued - 41.1 shares at March 31, 2000 and
            December 31, 1999 (includes treasury shares)                              41.1                      41.1
     Additional paid-in capital                                                       48.1                      48.0
     Retained earnings                                                               842.4                     808.5
     Accumulated other comprehensive income (loss)                                   (13.4)                    (10.0)
------------------------------------------------------------------------------------------------------------------------
                                                                                     918.2                     887.6
     Less common stock in treasury, at cost
         (4.4 shares at March 31, 2000
         and December 31, 1999, respectively)                                        (71.4)                    (71.5)
------------------------------------------------------------------------------------------------------------------------
            Total stockholders' equity                                               846.8                     816.1
------------------------------------------------------------------------------------------------------------------------
            Total liabilities and stockholders' equity                          $  2,525.4                  $2,482.0
========================================================================================================================

See notes to consolidated financial statements.


                                              CORDANT TECHNOLOGIES INC.
                                  CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
                                                    (IN MILLIONS)

                                                                                          Three Months Ended
                                                                                               March 31
                                                                                 -------------------------------------
                                                                                       2000                  1999
----------------------------------------------------------------------------------------------------------------------

Operating Activities
Net income                                                                           $  37.6              $  47.2
Adjustments to reconcile net income to net cash
     provided by (used for) operating activities:
         Minority interest                                                               4.6                  7.1
         Depreciation                                                                   21.7                 19.5
         Amortization                                                                    9.8                  8.6
         Changes in operating assets and liabilities:
            Receivables                                                                (58.1)               (45.8)
            Inventories                                                                 (8.0)               (11.2)
            Accounts payable and accrued expenses                                      (32.1)               (27.2)
            Income taxes                                                                 6.6                 21.0
            Other                                                                        5.1                  4.8
----------------------------------------------------------------------------------------------------------------------
                Net cash (used for) provided by operating activities                   (12.8)                24.0

Investing Activities
     Acquisitions                                                                      (10.9)              (385.0)
     Purchases of property, plant and equipment                                        (20.4)               (31.1)
----------------------------------------------------------------------------------------------------------------------
                Net cash used for investing activities                                 (31.3)              (416.1)

Financing Activities
     Net change in short-term debt                                                      17.5                 50.7
     Issuance of long-term debt                                                        500.0                450.0
     Repayment of long-term debt                                                      (485.3)              (130.1)
     Dividends paid                                                                     (3.7)                (3.7)
     Stock option transactions                                                            .2                  1.3
----------------------------------------------------------------------------------------------------------------------
                Net cash provided by financing activities                               28.7                368.2
Foreign currency rate changes                                                            (.6)                (2.6)
----------------------------------------------------------------------------------------------------------------------
Decrease in cash and cash equivalents                                                  (16.0)               (26.5)
Cash and cash equivalents at beginning of year                                          37.1                 45.3
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                           $  21.1              $  18.8
======================================================================================================================

See notes to consolidated financial statements.


                                             CORDANT TECHNOLOGIES INC.
                            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
                                                   (IN MILLIONS)
                                                                                           Accumulated
                                                         Additional                           Other        Total
                                                Common   Paid-In    Retained   Treasury   Comprehensive  Stockholders'
                                                Stock    Capital    Earnings     Stock       Income        Equity
--------------------------------------------------------------------------------------------------------------------
Three months ended March 31, 1999

Balance, December 31, 1998                        $41.1     $47.4     $658.8      $(75.5)   $  (3.9)        $667.9
Comprehensive income
Net income                                                              47.2                                  47.2
    Other comprehensive income
      Minimum pension liability                                                                  .9             .9
      Cumulative translation adjustment                                                        (7.1)          (7.1)
                                                                                                         -----------
        Comprehensive income                                                                                  41.0
                                                                                                         -----------
Dividends paid                                                          (3.7)                                 (3.7)
Stock options exercised and related
    income tax benefits (.1 shares)                           (.5)                   1.8                       1.3
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 1999                           $41.1     $46.9     $702.3      $(73.7)  $  (10.1)        $706.5
====================================================================================================================
Three months ended March 31, 2000

Balance, December 31, 1999                        $41.1     $48.0     $808.5      $(71.5)    $(10.0)        $816.1
Comprehensive income
Net income                                                              37.6                                  37.6
    Other comprehensive income
      Cumulative translation adjustment                                                        (3.4)          (3.4)
        Comprehensive income                                                                                  34.2
                                                                                                         -----------
Dividends paid                                                          (3.7)                                 (3.7)
Stock options exercised and related
    income tax benefits                                        .1                     .1                        .2
--------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2000                           $41.1     $48.1     $842.4      $(71.4)   $ (13.4)        $846.8
====================================================================================================================

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


Basis of Presentation

The accompanying interim consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. The balance sheet at December 31, 1999 reflects the Company's audited consolidated balance sheet at that date. In management's opinion, all adjustments considered necessary for a fair presentation have been included and are of a normally recurring nature.
Operating results for the three-months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. The financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


Acquisition of the Company by Alcoa; Alcoa Tender Offer for Howmet

On March 14, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Alcoa Inc., a Pennsylvania corporation ("Alcoa"), and Omega Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alcoa (the "Purchaser"). Pursuant to the Merger Agreement, on March 20, 2000, the Purchaser commenced a cash tender offer (the "Cordant Offer") for all of the outstanding shares of the Company's Common Stock ("Company Shares") at a purchase price of $57.00 per Company Share. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Cordant Offer, the Purchaser will be merged (the "Merger") with and into the Company, and at the effective time of the merger (the "Effective Time") each Company Share outstanding (other than Company Shares owned by Alcoa, the Purchaser, any of their respective subsidiaries, the Company or any of its subsidiaries, and shares held by stockholders, if any, who did not vote in favor of the Merger Agreement and who comply with all of the relevant provisions of Section 262 of the Delaware General Corporation Law relating to dissenters' rights of appraisal) will be converted into the right to receive $57.00 in cash or any greater amount per share paid pursuant to the Cordant Offer.

Pre-merger notification under the U.S. Hart-Scott-Rodino law with respect to the Cordant Offer was made to the Antitrust Division of the Department of Justice and to the Federal Trade Commission on March 21, 2000. The 15-day waiting period applicable to cash tender offers expired on April 5, 2000.

Pre-merger notification to the European Commission with respect to the Cordant Offer was made on April 11, 2000. The Company expects that the waiting period under the European Merger Control Regulation will expire on May 19, 2000,unless the Commission takes action to extend it.

On April 25, 2000, Alcoa announced that it had extended the Cordant Offer to 5:00 p.m. Eastern Daylight Time on Friday May 19, 2000 and that as of the close of business on April 24, 2000, the number of Company Shares that had been validly tendered in the Cordant Offer was 33,169,088, including guaranteed deliveries.

On November 12, 1999, the Company announced it had made a proposal to the Board of Directors of Howmet to acquire all of the outstanding common shares of Howmet not owned by the Company or its affiliates (the "Publicly Held Howmet Shares") for a price of $17 per share in cash. The Howmet Board referred the matter to the Independent Directors Committee of the Howmet Board (the "Howmet Committee") for its consideration. In early March 2000, during the course of further discussions between the Company and the Howmet, the Company made a proposal to the Howmet Committee to acquire all of the Publicly Held Howmet Shares for $18.75 per share, or a total of approximately $288 million, but following further discussions no agreement was reached.

On March 13, 2000, prior to the execution of the Merger Agreement, the Company, a wholly owned subsidiary of the Company ("Holding") and Howmet amended (the "Corporate Agreement Amendment") the Corporate Agreement entered into by such parties in connection with the initial public offering of Howmet Shares in December 1997. Under the Corporate Agreement Amendment, the Company and Holding agreed that neither they nor any of their affiliates will acquire outstanding Publicly Held Howmet Shares if, after such acquisition, the number of Publicly Held Howmet Shares would be less than 14% of the total number of outstanding Howmet Shares, other than: (1) with the consent of a majority (but not less than two) of the non-employee directors of Howmet who are not directors or employees of the Company, Holding or their affiliates; or (2) the purchase of at least a majority of the outstanding Publicly Held Howmet Shares pursuant to a tender offer to acquire all of the Publicly Held Howmet Shares, which tender offer (A) is conditioned upon there being tendered and not withdrawn prior to the expiration of the offer not less than a majority of the outstanding Publicly Held Howmet Shares (the "Howmet Minimum Tender"), and (B) provides a commitment for a prompt merger or business combination following the purchase of Howmet Shares in the tender offer as contemplated by clause (3) below; or (3) pursuant to a merger or other business combination, within one year following the completion of a tender offer described in clause (2) above that satisfied the Howmet Minimum Tender, in which each Publicly Held Howmet Share outstanding immediately prior to the effective time of such merger or business combination is converted into the right to receive the same consideration paid or issued in the tender offer; or (4) pursuant to a merger or other business combination in which holders of all outstanding Publicly Held Howmet Shares are treated the same which is approved by the holders of a majority of the outstanding Publicly Held Howmet Shares. Alcoa and Howmet entered into a letter agreement on March 13, 2000, pursuant to which Alcoa agreed with Howmet to be bound by the same limitations on purchasing Publicly Held Howmet Shares as bind the Company under the Corporate Agreement Amendment.

On April 20, 2000, Alcoa, through its wholly owned subsidiary HMI Acquisition Corp., commenced a cash tender offer for all of the outstanding Howmet Shares at a price of $20.00 per share (the "Howmet Offer"). Howmet's Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Howmet Offer, filed on May 1, 2000, stated that the Howmet Committee, to which the full Howmet Board had referred consideration of the Howmet Offer, had unanimously determined that the Howmet Offer is inadequate and not in the best interest of the holders of Publicly Held Howmet Shares, and contained the recommendation of the Howmet Committee, on behalf of Howmet, that holders of Publicly Held Howmet Shares reject the Howmet Offer and not tender their Howmet Shares pursuant to the Howmet Offer. The Company and Holding advised Howmet that they do not intend to tender or cause to be tendered in the Howmet Offer any of the Howmet Shares owned by Holding in light of (1) the fact that the Howmet Offer is conditioned on the consummation of the Cordant Offer, following which Alcoa would be required, subject to the conditions set forth in the Merger Agreement, to effect the Merger and as of such Merger would indirectly own all of such Howmet Shares and (2) the provisions of the Merger Agreement that do not permit the Company to, and require the Company not to permit Holding to, without the consent of Alcoa, dispose of any assets or securities (including Howmet Shares), except in an amount that is not material to the Company and its subsidiaries taken as a whole.


Receivables

The components of receivables are as follows:
                                                                              March 31
                                                                                2000              December 31
      (in millions)                                                         (Unaudited)             1999
      ----------------------------------------------------------------- --------------------- ---------------------
      Trade Receivables:
            Trade accounts receivable                                           $179.9               $160.5
            Retained receivables                                                  49.3                 35.6
            Allowance for doubtful accounts                                       (6.5)                (6.0)
      ----- ----------------------------------------------------------- --------------------- ---------------------
                 Total Trade Receivables                                         222.7                190.1
      Receivables under U.S. Government
            contracts and subcontracts                                            70.3                 47.9
      ----------------------------------------------------------------- --------------------- ---------------------
                                                                                 293.0               $238.0
      ================================================================= ===================== =====================

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at March 31, 2000. The $49.3 million retained receivables represents the receivables set aside to replace sold receivables in the event they are not fully collected.

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

Cost management award fees totaling $157.4 million, at March 31, 2000, have been recognized on the current Buy 3 Space Shuttle Reusable Solid Rocket Motor (RSRM) contract. Realization of such fees is reasonably assured based on actual and anticipated contract cost performance. However, all cost management award fees remain at risk until contract completion and final NASA review. The Buy 3 RSRM contract is expected to be completed during 2001. Unanticipated program problems which erode cost management performance could cause some or all of the recognized cost management award fees to be reversed and would be offset against receivable amounts from the government or may be directly reimbursed. Circumstances which could erode cost management performance, and materially impact Company profitability and cash flow, include failure of a Company-supplied component, performance problems with the RSRM leading to a major redesign and/or requalification effort, manufacturing problems, including supplier problems which result in RSRM production interruptions or delays, and major safety incidents.


Inventories

Inventories are stated at the lower of cost or market. Inventories for the Investment Castings segment are determined by both the first-in, first-out
(FIFO) and last-in, first-out (LIFO) method. Inventories for the fastening systems segment are determined by the FIFO method. Propulsion Systems inventories include estimated recoverable costs related to long-term fixed price contracts including direct production costs and allocable indirect costs, less related progress payments received. In accordance with industry practice, such costs include amounts that are not expected to be realized within one year. The government may acquire title to, or a security interest in, certain inventories as a result of progress payments made on contracts and programs.

The components of inventories are as follows:

                                                                              March 31
                                                                                2000              December 31
      (in millions)                                                         (Unaudited)              1999
      ----------------------------------------------------------------- ----------------------- -------------------
      Work-in-process                                                           $107.2                $104.0
      Raw materials and supplies                                                  88.3                  88.0
      Finished goods                                                              68.1                  65.4
      Inventoried costs related to U.S. Government
           and other long-term contracts                                          31.7                  31.0
      Progress payments received on long-term     contracts
                                                                                 (22.3)                (22.3)
      LIFO valuation adjustment                                                   (4.7)                 (4.4)
      ----------------------------------------------------------------- ----------------------- -------------------
                                                                                $268.3                $261.7
      ================================================================= ======================= ===================

At March 31, 2000 and December 31, 1999, inventories include $114.7 and $122.2 million, respectively, that are valued using LIFO. The LIFO valuation adjustment approximates the difference between the LIFO carrying value and current replacement cost.


Financing arrangements

Long term debt is summarized as follows:

                                                                              March 31
                                                                                2000               December 31
(in millions)                                                                (Unaudited)              1999
----------------------------------------------------------------------- ---------------------- ---------------------
Cordant Technologies 6.625% senior notes                                         $150.0                $150.0
Cordant Technologies senior credit facilities                                     465.0                 450.0
Other                                                                               1.3                   1.7
----------------------------------------------------------------------- ---------------------- ---------------------
                                                                                  616.3                 601.7
      Less current portion                                                           .2                    .4
----------------------------------------------------------------------- ---------------------- ---------------------
                                                                                 $616.1                $601.3
======================================================================= ====================== =====================


On February 9, 2000 the Company terminated its senior bank credit facilities and replaced them with a new $1 billion senior bank credit facility. The new facility will be used to refinance existing bank debt and for general corporate purposes. The terms of the bank facility include guarantees from existing and future material domestic subsidiaries for all obligations arising under the facility. The credit facility matures in February 2001 ($400 million) and February 2005 ($600 million). The Company had drawn $465 million at the end of the current quarter on the five-year facility, leaving $535 million available for future use. The Company has no other principal maturing in the next five years. The interest rate on the new facility was 6.65 percent on March 31, 2000 and is based on the London Interbank Offered Rate (LIBOR) plus a borrowing spread. The new credit agreement and senior notes require the Company to meet certain interest coverage and leverage ratios and also contain covenants restricting, among other things, the Company's ability to incur funded debt, liens, sale and leaseback transactions, and the sale of assets. The Company, excluding Howmet, at March 31, 2000, had $13.7 million in Letters of Credit outstanding.

On February 9, 2000, Howmet terminated its $300 million revolving credit facility and replaced it with a $25 million revolving credit facility. On March 31, 2000, Howmet had no borrowings under the new facility. The funds available under the new revolving credit facility are available through May 9, 2000. Howmet has the option to extend this facility beyond the termination date. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments.

Cordant does not have access to Howmet cash balances except through Howmet declaring a cash dividend to its shareholders, which availability may be restricted under the terms of its new revolving credit facility. Howmet does not currently intend to pay dividends.

On January 6, 2000 the Company filed a Form S-3 with the Securities and Exchange Commission (SEC) to sell from time to time an additional $650 million in debt securities, warrants, common stock and preferred stock.

The current portion of long-term debt is classified in "short-term debt" on the balance sheet.

Earnings per share

The following unaudited table sets forth the computation of basic and diluted earnings per share for the three months ended March 31:



                                                                                         2000
(In millions, except per share data)                                                     (Unaudited)        1999
---------------------------------------------------------------------------------------------------------------------

Numerator for basic and diluted earnings per share:

         Net Income                                                                   $37.6                 $47.2
=====================================================================================================================

Denominator

     Denominator for basic earnings
         per share--weighted-average shares                                            36.7                  36.5
     Effect of dilutive securities
         employee stock options                                                          .8                    .9
---------------------------------------------------------------------------------------------------------------------
     Denominator for diluted earnings per share--
         weighted-average shares and assumed exercises                                 37.5                  37.4
---------------------------------------------------------------------------------------------------------------------

Net income per share:
     Basic                                                                            $1.02                 $1.29
     Diluted                                                                          $1.00                 $1.26
=====================================================================================================================

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

Summary unaudited segment information for the three months ended March 31 follows:



(in millions)                                                                     2000              1999
---------------------------------------------------------------------------------------------------------------
 Sales:
 Investment Castings                                                                $381.6           $372.7
 Fastening Systems                                                                   133.9            121.2
 Propulsion Systems                                                                  147.1            140.2
---------------------------------------------------------------------------------------------------------------
      Total sales                                                                   $662.6           $634.1
===============================================================================================================

 Operating income:
 Investment Castings                                                                $ 43.0           $ 55.0
 Fastening Systems                                                                    21.4             18.3
 Propulsion Systems                                                                   20.8             17.8
 Unallocated corporate expense                                                        (6.2)            (7.3)
---------------------------------------------------------------------------------------------------------------
      Total operating income                                                          79.0             83.8

 Interest income                                                                        .7              2.7
 Interest expense                                                                    (12.2)            (9.5)
 Other, net                                                                           (1.6)             (.2)
---------------------------------------------------------------------------------------------------------------
      Consolidated income before income taxes
         and minority interest                                                      $ 65.9           $ 76.8
===============================================================================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (UNAUDITED)

Results of Operations

All of the following discussion reflects diluted earnings per share.

Income for the First Quarter

Net income for the first quarter ended March 31, 2000 was $37.6 million, or $1.00 per share, a decrease of 20 percent, compared to the prior year's quarter net income of 47.2 million or $1.26 per share.

During the quarter, Cordant Technologies agreed to be acquired by Alcoa Inc. for $57 per Cordant share payable in cash. As a result of the Alcoa offer to purchase the Company, Cordant's stock price increased from $29.56 to $56.56 per share during the quarter. This 91 percent increase in the Company's stock price resulted in $3.3 million after tax, or $.09 per share, in stock based incentive compensation expense at the Company's Howmet subsidiary. In addition, Howmet incurred $1.2 million after tax, or $.03 per share, in advisory fees associated with the Company's tender offer to purchase the remaining public shares of Howmet.

The first quarter of 1999 also included certain special items. The prior year's first quarter net income included a $7.1 million, or $.19 per share, benefit from reversing taxes on accumulated dividends previously accrued on the Company's share of Howmet income. This reversal resulted from the increase in the Company's ownership of Howmet in February 1999. Prior year earnings also included a Stock Appreciation Rights (SAR) benefit at Howmet of $1.3 million or $.03 per share, resulting from Howmet's stock price being below the $15 per share ceiling at March 31, 1999. Excluding these special items in 1999 and 2000, the Company's 2000 first quarter earnings were $42.1 million, or $1.12 per share, an eight percent increase over $38.8 million, or $1.04 per share in 1999.


Summary unaudited financial information for the three-months ended March 31 follows:

                                                                                          Better
(in millions, except per share data)                      2000             1999           (Worse)         Percent
---------------------------------------------------------------------------------------------------------------------
 Sales:
 Investment Castings                                      $ 381.6         $  372.7          $  8.9              2
 Fastening Systems                                          133.9            121.2            12.7             10
 Propulsion Systems                                         147.1            140.2             6.9              5
---------------------------------------------------------------------------------------------------------------------
      Total sales                                         $ 662.6         $  634.1          $ 28.5              4
=====================================================================================================================

 Operating income:
 Investment Castings (1)                                  $  43.0         $   55.0          $(12.0)           (22)
 Fastening Systems                                           21.4             18.3             3.1             17
 Propulsion Systems                                          20.8             17.8             3.0             17
 Unallocated corporate expense                               (6.2)            (7.3)            1.1             15
---------------------------------------------------------------------------------------------------------------------
      Total operating income                                 79.0             83.8            (4.8)            (6)

 Interest income                                               .7              2.7            (2.0)           (74)
 Interest expense                                           (12.2)            (9.5)           (2.7)           (28)
 Other, net                                                  (1.6)             (.2)           (1.4)          (700)
 Income taxes                                               (23.7)           (22.5)           (1.2)            (5)
---------------------------------------------------------------------------------------------------------------------
      Income before minority interest                        42.2             54.3           (12.1)           (22)
 Minority interest                                           (4.6)            (7.1)            2.5             35
---------------------------------------------------------------------------------------------------------------------
      Net income                                          $  37.6         $   47.2          $ (9.6)           (20)
=====================================================================================================================

 Net income per share:
      Basic                                               $  1.02         $   1.29         $  (.27)           (21)
      Diluted                                             $  1.00         $   1.26         $  (.26)           (21)

(1) Investment Castings operating income includes goodwill amortization of $2.9 and $2.3 million in 2000 and 1999, respectively, associated with the Howmet common stock purchases in December 1997 and February 1999.

Selected Unaudited Financial Data

                                                          Three Months Ended March 31
                            -----------------------------------------------------------------------------------------------
                                               2000                                            1999
                            ---------------------------------------------  ------------------------------------------------
(in millions)               Cordant (1)       Howmet      Consolidated     Cordant (1)        Howmet        Consolidated
---------------------------------------------------------------------------------------------------------------------------
Net cash (used for)
     provided by
     operating activities     $ (4.8)          $ (8.0)         $ (12.8)       $14.2           $   9.8          $  24.0
Capital expenditures            (8.1)           (12.3)           (20.4)        (7.8)            (23.3)           (31.1)
Dividends                       (3.7)             -               (3.7)        (3.7)              -               (3.7)
---------------------------------------------------------------------------------------------------------------------------
                              $(16.6)          $(20.3)         $ (36.9)       $ 2.7           $ (13.5)         $ (10.8)
===========================================================================================================================

Total Debt (1)                $ 666.1          $ 50.4          $ 716.5        $ 620.6         $  154.0         $  774.6
Less cash and cash
     Equivalents                 (2.1)           23.2             21.1             .7             18.1             18.8
---------------------------------------------------------------------------------------------------------------------------
                              $ 668.2          $ 27.2          $ 695.4        $ 619.9         $  135.9         $  755.8
===========================================================================================================================

(1) Cordant, exclusive of Howmet


BUSINESS SEGMENT SALES AND INCOME FOR THE QUARTER

Investment Castings

The  following  unaudited  information   summarizes  Howmet's  results,  as
separately  reported to its shareholders,  for the three-months ended March
31:


      (in millions)                                                                          2000             1999
      ---------------------------------------------------------------------------- --------------- -----------------
      Net sales                                                                           $381.6          $372.7
      Cost of goods sold                                                                   296.8           284.6
      Gross profit                                                                          84.8            88.1
      Operating income                                                                      45.9            57.2
      Net income                                                                          $ 30.1         $  34.8
      ============================================================================ =============== =================


Following is a reconciliation of Howmet's contribution to the Company's income for the three-months ended March 31 (unaudited):


(in millions)                                                                             2000             1999
---------------------------------------------------------------------------------- --------------- ----------------
Howmet net income                                                                          $30.1           $34.8
Less preferred paid-in-kind dividend (1)                                                                     (.8)
---------------------------------------------------------------------------------- --------------- ----------------
Income available to common shareholders                                                     30.1            34.0
---------------------------------------------------------------------------------- --------------- ----------------
Company's interest in Howmet income (2)                                                     25.4            26.8
Add preferred paid-in-kind dividend                                                                           .8
---------------------------------------------------------------------------------- --------------- ----------------
Howmet's contribution to the Company's income                                               25.4            27.6
Add the Company's cumulative 7 percent tax reversal on
     Howmet's income (3)                                                                                     7.1
---------------------------------------------------------------------------------- --------------- ----------------
Howmet's total after-tax contribution to the Company's
     income                                                                                $25.4           $34.7
================================================================================== =============== ================

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

Howmet's sales increased $8.9 million or 2 percent over the prior year's first quarter, due to increased component demand for large Industrial Gas Turbines (IGT) used for electrical power generation. IGT sales increased approximately 18 percent over 1999, net of price reductions of approximately 6 percent. Sales to the aerospace market were approximately 7 percent lower than the prior year's quarter net of an approximate 2 percent price decrease.

Howmet's  pre-tax  income was $44.9  million for the quarter,  a 19 percent decrease from $55.2 million in the prior year's quarter. The current quarter included the pre-tax Cordant Technologies stock based incentive expense of $6.2 million, which resulted from the increase in Cordant's stock price related to Alcoa's offer to purchase Cordant Technologies. The quarter also included $2.3 million of pre-tax expense in advisory fees related to Cordant Technologies Inc.'s proposed buyout of Howmet's 15 percent publicly held shares. The prior year's quarter included a pre-tax SAR benefit of $2.6 million resulting from Howmet's common stock price falling below $15 per share at March 31, 1999. Excluding these items, pre-tax income in the current quarter of $53.4 million increased 2 percent over the prior year pre-tax income of $52.6 million. Interest expense was $1.2 million lower than the prior year's quarter due primarily to lower debt levels.

Howmet has experienced pressure from all of its major customers for price reductions. This pressure is the result of the competitive environment which Howmet's OEM customers are facing in selling their products in the world market. The adverse effect of price reductions is expected to be offset to a large extent through company and joint company/customer cost reduction programs. These cost reductions include significant efficiency and yield improvements on new, technologically advanced parts, as they move through the normal product life cycle. While expected, these cost reductions cannot be assured.

Howmet's tax rate was 33 percent in the current period compared to 37 percent in the prior year. The lower rate in the current year is due to higher benefits related to the Foreign Sales Corporation and higher estimates of research and development tax credits.

Starting in late 1998, Howmet discovered certain product testing and specification non-compliance issues at the Montreal (Canada) and Bethlehem (Pennsylvania) operations of its Howmet Aluminum subsidiaries (formerly called Cercast). In 1999, Howmet discovered several additional instances of other testing and specification non-compliance at its Hillsboro (Texas) aluminum casting facility and at the Montreal and Bethlehem operations. Howmet has notified customers and the appropriate government agencies and substantially completed correction of these issues. Howmet knows of no in-service problems associated with any of these issues. In addition, Howmet Aluminum has been, and expects to continue to be, late in delivery of products to certain customers resulting in lower sales. Delivery performance later in 2000 is expected to improve significantly.

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


Fastening Systems

Huck's Fastening Systems sales for the quarter increased by $12.7 million or 10 percent from last year reflecting the additional sales provided by Continental/Midland, which was acquired in October 1999. Sales in the industrial market decreased 5 percent over the prior year's quarter, excluding the sales provided by the Continental/Midland acquisition. Sales in the aerospace market decreased 17 percent from the prior year primarily from weak domestic aerospace demand. Excluding sales provided by the Continental/Midland acquisition, Fastening systems total sales decreased 9 percent from the prior year.

Huck's Fastening Systems operating income increased $3.1 million or 17 percent over the prior year. Excluding operating income provided by the Continental/Midland acquisition, Fastening Systems operating income increased $1.2 million, or 6 percent from the prior year's quarter. The higher operating income resulted primarily from improved aerospace margins reflecting the cost savings from closing the Lakewood facility in 1999. Operating margins for the quarter were 15.9 percent, compared to 15.1 percent last year.

Management uses book-to-bill ratios as an indicator of future sales, but as with all indicators, such ratios have inherent limitations and actual results may be different. Since the book-to-bill ratio is not a generally accepted accounting principle disclosure, other companies may calculate this ratio differently and utilize the ratio for different purposes.

      (unaudited)                                                      2000                          1999
      ------------------------------------------------- ----------------------------- ------------------------------
      Aerospace                                                      .75                           .59
      Industrial                                                     .94                          1.06
      ------------------------------------------------- ----------------------------- ------------------------------
      Fastening Systems Total                                        .88                           .90
      ================================================= ============================= ==============================


Propulsion Systems

Propulsion Systems sales for the quarter increased $6.9 million or five percent compared to the prior year primarily from higher sales in the Space Shuttle Reusable Solid Rocket Motor (RSRM), ordnance and commercial launch motor programs. The higher RSRM sales resulted from increased activity on the Buy 4 contract. Propulsion Systems operating income increased $3 million or 17 percent over the prior year's quarter primarily from higher RSRM and ordnance program sales and margins. Operating margins were 14.2 percent in the current quarter compared to 12.7 percent in 1999.

During the quarter, the RSRM contract accounted for approximately 15 percent of the Company's consolidated net sales and 19 percent of consolidated operating income. Current year RSRM sales are expected to decline compared to prior year's sales. The current NASA Buy 3 cost-plus-award-fee contract provides for Company production of the Space Shuttle solid rocket motors through 2001. Buy 3 profit margins are expected to improve as the contract approaches completion and performance incentives are met. While the Buy 4 contract is similar in structure and profit potential to Buy 3, Buy 4 profit margins will initially be lower than margins currently being recognized on Buy 3. Buy 4 profit margins may increase in the future as contract performance incentives are met.


OTHER MATTERS

Selling, general and administrative

For the quarter ended March 31, 2000, selling, general and administrative (SG&A) expenses increased $10.5 million compared to the prior year. Howmet's SG&A increased $8.4 million primarily from a $6.2 million charge in the current quarter for a Cordant Technologies stock based incentive expense. The increase resulted primarily from the increase in Cordant's stock price from $29.56 to $56.56 per share as a result of Alcoa's offer to buy Cordant Technologies. Howmet also incurred $2.3 million in advisory fees associated with Cordant Technologies offer to purchase the remaining public shares of Howmet. Goodwill amortization increased $1.2 million compared to last year's quarter due to the purchase of an additional 22.6 percent of Howmet common stock in February 1999, and the purchase of Continental Midland in October 1999. SG&A expenses for the current three-month period increased $1.5 million, due to the addition of Continental/Midland.

General

Interest expense increased $2.7 million for the quarter, due to the Company's increased borrowings related to the 22.6 percent purchase of Howmet common stock in February 1999, and the Continental/Midland purchase in October 1999. Interest income decreased $2 million from the prior year due to lower cash levels.

Income Taxes

The Company had an effective income tax rate of 36 percent, compared with 29 percent for the same three-month period in the prior year. The effective income tax rate for the prior year would have been 38.5 percent before reversal of the $7.1 million or $.19 per share tax on accumulated dividends previously recorded on the Company's share of Howmet income. Beginning in February 1999, Howmet's taxable income has been included in the Company's consolidated federal income tax return, and the dividend tax is no longer required on the Company's share of Howmet results. The tax rate for 2000 is lower than the 38.5 percent rate that would have been reported last year absent the Howmet tax reversal primarily because the Company realized greater benefits from the research tax credit and the Foreign Sales Corporation export tax incentive program.

Acquisition of the Company by Alcoa; Alcoa Tender Offer for Howmet

On March 14, 2000, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Alcoa Inc., a Pennsylvania corporation ("Alcoa"), and Omega Acquisition Corp., a Delaware corporation and a wholly owned subsidiary of Alcoa (the "Purchaser"). Pursuant to the Merger Agreement, on March 20, 2000, the Purchaser commenced a cash tender offer (the "Cordant Offer") for all of the outstanding shares of the Company's Common Stock ("Company Shares") at a purchase price of $57.00 per Company Share. The Merger Agreement provides that, subject to the satisfaction or waiver of certain conditions, following completion of the Cordant Offer, the Purchaser will be merged (the "Merger") with and into the Company, and at the effective time of the merger (the "Effective Time") each Company Share outstanding (other than Company Shares owned by Alcoa, the Purchaser, any of their respective subsidiaries, the Company or any of its subsidiaries, and shares held by stockholders, if any, who did not vote in favor of the Merger Agreement and who comply with all of the relevant provisions of Section 262 of the Delaware General Corporation Law relating to dissenters' rights of appraisal) will be converted into the right to receive $57.00 in cash or any greater amount per share paid pursuant to the Cordant Offer.

Pre-merger notification under the U.S. Hart-Scott-Rodino law with respect to the Cordant Offer was made to the Antitrust Division of the Department of Justice and to the Federal Trade Commission on March 21, 2000. The 15-day waiting period applicable to cash tender offers expired on April 5, 2000.

Pre-merger notification to the European Commission with respect to the Cordant Offer was made on April 11, 2000. The Company expects that the waiting period under the European Merger Control Regulation will expire on May 19, 2000,unless the Commission takes action to extend it.

On April 25, 2000, Alcoa announced that it had extended the Cordant Offer to 5:00 p.m. Eastern Daylight Time on Friday May 19, 2000 and that as of the close of business on April 24, 2000, the number of Company Shares that had been validly tendered in the Cordant Offer was 33,169,088, including guaranteed deliveries.

On November 12, 1999, the Company announced it had made a proposal to the Board of Directors of Howmet to acquire all of the outstanding common shares of Howmet not owned by the Company or its affiliates (the "Publicly Held Howmet Shares") for a price of $17 per share in cash. The Howmet Board referred the matter to the Independent Directors Committee of the Howmet Board (the "Howmet Committee") for its consideration. In early March 2000, during the course of further discussions between the Company and the Howmet, the Company made a proposal to the Howmet Committee to acquire all of the Publicly Held Howmet Shares for $18.75 per share, or a total of approximately $288 million, but following further discussions no agreement was reached.

On March 13, 2000, prior to the execution of the Merger Agreement, the Company, a wholly owned subsidiary of the Company ("Holding") and Howmet amended (the "Corporate Agreement Amendment") the Corporate Agreement entered into by such parties in connection with the initial public offering of Howmet Shares in December 1997. Under the Corporate Agreement Amendment, the Company and Holding agreed that neither they nor any of their affiliates will acquire outstanding Publicly Held Howmet Shares if, after such acquisition, the number of Publicly Held Howmet Shares would be less than 14% of the total number of outstanding Howmet Shares, other than: (1) with the consent of a majority (but not less than two) of the non-employee directors of Howmet who are not directors or employees of the Company, Holding or their affiliates; or (2) the purchase of at least a majority of the outstanding Publicly Held Howmet Shares pursuant to a tender offer to acquire all of the Publicly Held Howmet Shares, which tender offer (A) is conditioned upon there being tendered and not withdrawn prior to the expiration of the offer not less than a majority of the outstanding Publicly Held Howmet Shares (the "Howmet Minimum Tender"), and (B) provides a commitment for a prompt merger or business combination following the purchase of Howmet Shares in the tender offer as contemplated by clause (3) below; or (3) pursuant to a merger or other business combination, within one year following the completion of a tender offer described in clause (2) above that satisfied the Howmet Minimum Tender, in which each Publicly Held Howmet Share outstanding immediately prior to the effective time of such merger or business combination is converted into the right to receive the same consideration paid or issued in the tender offer; or (4) pursuant to a merger or other business combination in which holders of all outstanding Publicly Held Howmet Shares are treated the same which is approved by the holders of a majority of the outstanding Publicly Held Howmet Shares. Alcoa and Howmet entered into a letter agreement on March 13, 2000, pursuant to which Alcoa agreed with Howmet to be bound by the same limitations on purchasing Publicly Held Howmet Shares as bind the Company under the Corporate Agreement Amendment.

On April 20, 2000, Alcoa, through its wholly owned subsidiary HMI Acquisition Corp., commenced a cash tender offer for all of the outstanding Howmet Shares at a price of $20.00 per share (the "Howmet Offer"). Howmet's Solicitation/Recommendation Statement on Schedule 14D-9 with respect to the Howmet Offer, filed on May 1, 2000, stated that the Howmet Committee, to which the full Howmet Board had referred consideration of the Howmet Offer, had unanimously determined that the Howmet Offer is inadequate and not in the best interest of the holders of Publicly Held Howmet Shares, and contained the recommendation of the Howmet Committee, on behalf of Howmet, that holders of Publicly Held Howmet Shares reject the Howmet Offer and not tender their Howmet Shares pursuant to the Howmet Offer. The Company and Holding advised Howmet that they do not intend to tender or cause to be tendered in the Howmet Offer any of the Howmet Shares owned by Holding in light of (1) the fact that the Howmet Offer is conditioned on the consummation of the Cordant Offer, following which Alcoa would be required, subject to the conditions set forth in the Merger Agreement, to effect the Merger and as of such Merger would indirectly own all of such Howmet Shares and (2) the provisions of the Merger Agreement that do not permit the Company to, and require the Company not to permit Holding to, without the consent of Alcoa, dispose of any assets or securities (including Howmet Shares), except in an amount that is not material to the Company and its subsidiaries taken as a whole.

Liquidity and Capital Resources

For the current three-month period, operating activities used $12.8 million in cash compared to cash provided by operations of $24 million last year. Cash used from operating activities resulted primarily from an increase in receivables, lower net income and higher income tax payments. The increase in receivables resulted primarily from collection timing issues at Propulsion Systems. The change in income tax accruals resulted from additional U.S. estimated income tax payments related to dividends from non-U.S. subsidiaries received in late 1999.

Consolidated capital spending on property, plant and equipment used $20.4 million in the current period compared to $31.1 million in the prior year. Howmet used $12.3 million in capital expenditures. Acquisition accounting activity for the quarter included $10.9 million in purchase price adjustments related to the previously announced Continental/Midland transaction (including reflecting an agreement to pay an additional $7 million in return for the Seller agreeing to execute a tax election to treat the transaction as an asset purchase and sale).

Financing activities for the three-month period provided $28.7 million of cash compared to $368.2 million of cash provided in the prior year period. On February 9, 2000 the Company terminated its senior bank credit facilities and replaced them with a new $1 billion senior bank credit facility. The new facility will be used to refinance existing bank debt and for general corporate purposes. The terms of the bank facility include guarantees from existing and future material domestic subsidiaries for all obligations arising under the facility. The credit facility matures in February 2001 ($400 million) and February 2005 ($600 million). The Company had drawn $465 million at the end of the current quarter on the five-year facility, leaving $535 million available for future use. The Company has no other principal maturing in the next five years. The interest rate on the new facility was 6.65 percent on March 31, 2000 and is based on the London Interbank Offered Rate (LIBOR) plus a borrowing spread. The new credit agreement and senior notes require the Company to meet certain interest coverage and leverage ratios and also contain covenants restricting, among other things, the Company's ability to incur funded debt, liens, sale and leaseback transactions, and the sale of assets. The Company, excluding Howmet, at March 31, 2000, had $13.7 million in Letters of Credit outstanding.

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

On February 9, 2000, Howmet terminated its $300 million revolving credit facility and replaced it with a $25 million revolving credit facility. On March 31, 2000, Howmet had no borrowings under the new facility. The funds available under the new revolving credit facility are available through May 9, 2000. Howmet has the option to extend this facility beyond the termination date. Terms of the revolving credit facility require Howmet to meet certain interest coverage and leverage ratios and maintain certain minimum net worth amounts. In addition, there are restrictions that limit indebtedness, the sale of assets, and payments for acquisitions or investments

Howmet has an agreement to sell, on a revolving basis, an undivided interest in a defined pool of accounts receivable. Howmet has received $55 million from the sale of such receivables and has deducted this amount from accounts receivable at March 31, 2000. The $49.3 million retained receivables represents the receivables set aside to replace sold receivables in the event they are not fully collected.

The Company's liquidity ratio's were as follows:

                                                              March 31              December 31
                                                               2000                     1999
---------------------------------------------------------------------------------------------------
Working Capital (in millions)                                $ 113.7                  $ 63.6
Current Ratio                                                    1.2                     1.1
Debt-to-equity                                                  84.6%                   83.9%
Debt-to-total capital                                           47.7%                   47.6%
===================================================================================================


The debt-to-total-capital ratio includes the $55 million receivable facility at Howmet. Estimated future cash flows from operations, current financial resources, and available credit facilities are expected to be adequate to fund the Company's anticipated working capital requirements, capital expenditures, dividend payments, and stock repurchase program on both a short and long-term basis.

Since December 31, 1999, the cumulative translation adjustment, which is included in stockholder's equity, changed by $3.4 million. The change is primarily due to the strengthening of the U.S. dollar relative to the French franc and the U.K. Sterling.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

There have been no significant changes in market risks since the end of the Company's December 31, 1999 year. For more information, please read the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Investment Castings under the section entitled "Business Segment Sales and Income for the Quarter" in Management's Discussion and Analysis for information relating to the termination of the proposed debarment proceedings pending against the Montreal, Quebec facility of Howmet Cercast (Canada), Inc. and the Bethlehem, Pennsylvania facility of Howmet Cercast (U.S.A.), Inc. This section also discusses the Administrative Agreement entered into with the U.S. Air Force and the government's voluntary disclosure program controlled by the Department of Justice and the Department of Defense Inspector General, which discussion is incorporated herein by reference. Cercast has been renamed Howmet Aluminum, but in this discussion will continue to be referred to as Cercast.

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

ITEM 5.  OTHER INFORMATION


Annual Stockholders Meeting

The Annual Meeting of the Cordant Technologies Stockholders has been postponed pending the expected completion of the tender offer by Alcoa for the Company's common stock.

FORWARD-LOOKING STATEMENTS

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


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

         Exhibit    27.1      Financial Data Schedule


Reports on Form 8-K

On February 11, 2000, a Form 8-K was filed. Included in Item 5, "Other Events" was the text of the earnings announcement for the quarter and year ended December 31, 1999, summary financial information was included.

On March 21, 2000, a Form 8-K was filed. Included in Item 5, "Other Events" was the announcement of the merger between Alcoa Inc. and Cordant Technologies Inc. No financial statements were included.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CORDANT TECHNOLOGIES INC.
                                                 (Registrant)




Date:    May 11, 2000.                  /s/  Richard L. Corbin
                                      -------------------------------------
                                      Richard L. Corbin, Executive Vice
                                      President and Chief Financial Officer
                                      (Principal Financial Officer)




                                        /s/  Michael R. Ayers
                                      ------------------------------------
                                      Michael R. Ayers,
                                      Vice President and Controller
                                      (Principal Accounting Officer)